Form 10QSB
period 1995-09-30
INTERLINE RESOURCES CORP
filed 1995-11-14
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                 For the Quarter Ended September 30, 1995
                                    or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                      Commission file number 0-18995


                      INTERLINE RESOURCES CORPORATION
     (Exact name of small business issuer as specified in its charter)


                  Utah                                   87-0461653
    (State or other jurisdiction of                   (I.R.S. employer
   incorporation or organization)                    identification No.)


              160 West Canyon Crest Drive, Alpine, UT  84004
                 (Address of principal executive offices)

Registrant's telephone number, including area code:  (801) 756-3031

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Common stock outstanding at November 9, 1995 - 13,950,200 shares of $.005 par value Common stock.


DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         FORM 10-QSB
               INTERLINE RESOURCES CORPORATION

                        TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheet at
          September 30, 1995 and December 31, 1994

          Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

Item 1         Legal Proceedings

Item 2         Changes in the Securities

Item 3         Defaults Upon Senior Securities

Item 4         Submission of Matters to a Vote of Security Holders

Item 5         Other Information

Item 6(a) Exhibits

          Ex-27 Financial Data Schedule

Item 6(b) Reports on Form 8-K

          Signatures

              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES


                              PART I - ITEM 1

                           FINANCIAL STATEMENTS
                               (UNAUDITED)

                            SEPTEMBER 30, 1995








The condensed financial statements included have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company presumes that the user of this interim financial information has read or has access to the audited financial statements for the preceding fiscal year, and in that context, this disclosure is adequate for a fair presentation of the Company's financial position.

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 1995, have been made. The results of operations for the interim period is not necessarily indicative of the results to be expected for the entire year.

                    INTERLINE RESOURCES CORPORATION
                           AND SUBSIDIARIES

                       Consolidated Balance Sheet

                                               Sept 30,     Dec  31,
                                                1995         1994
                                             (unaudited)


Assets

Current assets:
  Cash and cash equivalents                  $2,273,519   $2,200,035
  Accounts receivable - trade                $2,660,773    1,818,789
  Income taxes receivable                       $80,000       80,000
  Inventories                                  $172,225       98,414
  Note receivable - current portion             $24,700       24,700
  Restricted cash                               $70,000       70,000
  Other current assets                         $244,342       76,940

     Total current assets                     5,525,559    4,368,878

Property, plant and equipment               $11,301,743    9,028,014
Accumulated depreciation and depletion      ($2,022,344)  (1,520,401)

     Net property, plant & equipment          9,279,399    7,507,613

Note receivable                                $210,868      228,928
Technology and marketing rights              $1,625,936    1,617,610
Other assets                                    $95,869      208,189

        Total assets                        $16,737,631  $13,931,218

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERLINE RESOURCES CORPORATION
                            AND SUBSIDIARIES

                        Consolidated Balance Sheet
                                               Sept 30,    Dec  31,
                                                1995        1994
                                             (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
  Line of credit                               $145,090     $135,536
  Accounts payable                           $2,824,606    2,255,745
  Accrued liabilities                          $434,181      283,728
  Current portion of long-term debt            $869,335    1,053,262
  Other current liabilities                   1,001,942       51,322

     Total current liabilities                5,275,154    3,779,593

Long-term debt less current maturities        2,438,269    2,413,592
Deferred income taxes                            66,000          -
Deferred income                                 354,556      622,293

     Total liabilities                        8,133,979    6,815,478

Stockholders' equity:
  Preferred stock - $.01 par value.
     25,000,000 shares authorized;
     1,000,000 series A shares authorized;
     0 series A shares issued and o/s               -            -
  Common stock - $.005 par value.
     100,000,000 shares authorized;
     13,950,200 shares and 13,661,313
     shares issued and outstanding at
     Sept 30, 1995 and December 31, 1994,
     respectively                                69,751       68,307
  Additional paid-in capital                  8,572,187    7,274,851
  Retained earnings                             (38,286)    (227,418)

       Total stockholders' equity             8,603,652    7,115,740

       Total liabilities & SE               $16,737,631  $13,931,218

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

               Condensed Consolidated Statement of Operations
                               (Unaudited)
                                 Three months ended        Nine months ended
                                       Sept 30,                 Sept 30,
                                  1995        1994         1995        1994

Revenue                       $5,562,928   $3,103,848  $12,310,304  $7,908,421

Direct costs                   3,772,856    2,189,534    8,883,516   5,632,292

Gross margin                   1,790,072      914,314    3,426,788   2,276,129

Selling, general and
   administrative expenses       690,560      435,099    1,995,918   1,450,667
Research and development          52,065      189,343      269,287     481,352
Depr., depletion and amort.      221,131      149,205      521,789     432,982

Income (loss) from operations    826,316      140,667      639,794     (88,872)

Other income (expense) net
  Interest income (expense)      (69,981)     (67,166)    (204,662)   (184,524)
  Loss on asset sale                 -            -            -       (22,869)
  Litigation settlement         (180,000)         -       (180,000)        -

Income (loss) before income
  tax benefit                    576,335       73,501      255,132    (296,265)

Income tax (benefit) provision
    Current                          -         23,000          -       (97,000)
    Deferred                      66,000          -         66,000         -

  Total tax (benefit)             66,000       23,000       66,000     (97,000)

Net income (loss)               $510,335      $50,501     $189,132   ($199,265)


Income (loss) per common share     $0.04        $0.00        $0.01      ($0.02)

Weighted average shares o/s   13,950,200   12,994,641   13,851,435  12,960,767

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INTERLINE RESOURCES CORPORATION
                              AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                               (Unaudited)

                                                 Nine months ended
                                                      Sept 30,
                                               1995             1994

Cash flows from operating activities:
  Net income (loss)                          $189,132       ($199,265)
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Dep., depletion and amort.              521,789         432,982
     (Gain) loss on disposal of asset               0          22,869
      Common stock issued for services              0          74,113
      (Increase) decrease in:
      Accounts receivable                    (841,984)       (836,412)
      Other assets                           (167,402)       (102,455)
      Prepaid expenses                              0         (35,728)
      Inventories                             (73,811)              0
       Increase (decrease) in:
      Accounts payable                        568,861         541,923
      Accrued liabilities                     150,453          69,429
      Deferred income taxes                    66,000        (120,196)
      Deferred income                        (267,737)              0
      Other current liabilities               950,620         101,287

          Net cash provided (used) by
            operating activities            1,095,921         (51,453)

Cash flows from investing activities:
  Proceeds from sale of building                    0         251,666
  (Increase) in notes receivable
     from shareholders                         18,060         (17,200)
  (Increase) dec. in general partnership      112,320          (5,660)
  Purch. of technology and marketing rights    (8,326)              0
  Purchase of property, plant and equip.   (2,293,575)     (1,286,303)

      Net cash (used in)
        investing activities               (2,171,521)     (1,057,497)


                    INTERLINE RESOURCES CORPORATION
                              AND SUBSIDIARIES
            Consolidated Statement of Cash Flows - Continued
                               (Unaudited)



Cash flows from financing activities:
  Proceeds from line of credit                  9,554          95,000
  Proceeds from debt obligations              422,265       1,018,026
  Proceeds from issuance of common stock    1,298,780          63,500
  Payment on long-term debt                  (581,515)       (638,370)

      Net cash provided by
        financing activities                1,149,084         538,156

Net (decrease) in cash                         73,484        (570,794)

Cash, beginning of year                     2,200,035         695,555

Cash, ending of  quarter                   $2,273,519        $124,761


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INTERLINE RESOURCES CORPORATION
                             AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Oil and Gas Accounting
     The Company uses the "successful efforts" method to account for oil and gas operations. The use of this method results in the capitalization of costs related to acquisition, exploration, and development of revenue producing oil and gas properties. The costs of unsuccessful exploration efforts are expensed in the period in which they are determined unrecoverable by future revenues. Provision for depreciation and depletion of oil and gas properties is based on the units of production method, based on proven oil and gas reserves.
     Segment information concerning oil and gas reserves and related disclosures are not presented since they are not significant in relation to the financial statements taken as a whole.

Construction Accounting
     Construction revenues are recognized on the percentage-of-completion method of accounting. Profits on contracts are recorded on the basis of "cost-to-cost" determination of percentage of completion on individual contracts, commencing when progress reaches a point where cost and estimate analysis and other evidence of trend are sufficient to estimate final results with reasonable accuracy. That portion of the total contract price which is allocable to contract expenditure incurred and work performed is accrued as earned income. At the time a loss on contract becomes known, the entire amount of the estimated ultimate loss is accrued. Claims for additional revenue are recognized when settled. The aggregate of cost incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

Inventories
     Inventories consisting of supplies and miscellaneous material are recorded in the financial statements at their aggregate lower or cost (first-in, first-out) or market.

Income per Common Share
     Income per share of common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares for the nine months ended September 30, 1995 and 1994 is 13,851,435 and 12,960,767, respectively. The weighted average shares for the three months ended September 30, 1995 and 1994 is 13,950,200 and 12,994,641, respectively. Fully diluted income per share information is not presented as the per share amounts are not different from presented per share amounts.

                      INTERLINE RESOURCES CORPORATION
                             AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Property, Plant and Equipment
     Property, plant and equipment are carried at cost. Depreciation is computed using straight-line and accelerated methods. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. The estimated useful lives are as follows:

               Building and equipment        15-25 years
               Equipment and vehicles         3-10 years
Amortization
     The Company has amortized its marketing and technology rights for the re-refining process over seventeen years. This period approximates the assets' useful lives.

Cash Equivalents
     For purposes of the consolidated statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Convertible Debt
     During 1994, the Company issued a $250,000 senior convertible note payable to an individual. The note bears interest at 10% and is due in lump sum on June 30, 1996. After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder.

Common Stock
     During 1995, the Company signed a stock option agreement with Gadgil Western Corporation (formerly called Western India Group) to grant Gadgil Western $4 million of common stock at $4.50 per share. Gadgil Western can exercise the options immediately for a total of 888,889 shares of common stock. The options expire in groups of 55,555 shares every month for four months and 66,666 shares every month thereafter until March 31, 1996. All options expire by March 31, 1996. Any shares issued under the agreement will be restricted securities and are subject to Rule 144 regulations. As of September 30, 1995, 288,888 shares have been exercised totaling $1,300,000. Western elected not to exercise groups of 66,666 options for months July through October 1995. Remaining options granted under the stock option agreement is 333,335 The options expire in groups of 66,666 every month hereafter until March 31, 1996.

                              PART 1 - ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company is engaged in several operations which are organized into the following three segments for accounting purposes:

     Oil and Gas. The Company has been in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude pipeline operation, propane retail sales and oil well production. The Company's main oil and gas operations are located in east-central Wyoming and eastern Utah. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering Company, NRG Fuels, Inc., a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells. The Company's Utah operations are located near Roosevelt, Utah, and include the Monument Butte Gathering System and the Roseland Wells.

     Construction.   Effective December 31, 1993, the Company acquired
Gagon Brothers Mechanical Contractors Inc. ("Gagon"). While the purpose of acquiring Gagon was to provide a manufacturing division to construct the Company's re-refining plants, it is the intent of management for Gagon to continue its general construction activities in the strong commercial and industrial construction market that currently exists in Utah. As orders for the Company's re-refineries increase and manpower requirements expand, management will consider options, including whether to increase Gagon's work force to enable both expansion of its core mechanical business and meet the manufacturing demand for more new re-refineries, or whether to decrease the outside contracts and focus most of its resources to refinery manufacture. As of September 30, 1995, the Company has signed agreements to manufacture refineries for Quaker State Resources of United States, for Whelan Environmental Services of England and for Dukeun Industrial Company of South Korea.

     Re-refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. On May 27, 1995, after two years of planning, the Company and Gadgil Western Corporation (formerly called Western India Group) officially inaugurated the first oil refinery in the world to use Interline's technology in Dubai, United Arab Emirates. The Dubai plant is in production trail stage and production results are expected once the plant is at full capacity.
Management continues to evaluate the best marketing strategy for the re-refining process. The current approach is to form joint venture companies throughout the world and manufacture the re-refineries through Gagon Mechanical. If the re-refinery process is deemed to be commercially viable by its licensees and joint venture partners, then the Company anticipates revenues to come from ongoing royalties and distributions from joint venture ownership in the re-refineries.

Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.


Comparison of nine months ending September 30, 1995 and 1994

Total Revenues
     Revenues increased $4,401,880, or 55.66%, to $12,310,304 for the nine months ended September 30, 1995 as compared to $7,908,421 for the nine months ended September 30, 1994. This revenue increase included a $516,127, or 13.05%, increase in oil and gas revenues, a $3,484,509, or 112.22%, increase in construction revenues and a $401,246, or 47.27%, increase in re-refining revenues. The Company's total revenues, on a segment basis, for nine months ended September 30, 1995 and 1994 were as follows:


                Nine Month Revenues Ended September 30, 1995

                         1995       %             1994       %

Oil and Gas          $4,470,695   36.32%      $3,954,567   50.00%
Construction          6,589,609   53.53%       3,105,100   39.26%
Re-refining           1,250,000   10.15%         848,754   10.74%

Total Revenue       $12,310,304   100.00%     $7,908,421  100.00%

Comparison of three months ended September 30, 1995 and 1994

Total Revenues
     Revenues increased $2,459,080 or 79.23%, to $5,562,928 for the three months ended September 30, 1995 as compared to $3,103,848 for the three months ended September 30, 1994. This revenue increase included a $194,074 or 13.89%, increase in oil and gas revenues, a $1,513,760 or 103.86%, increase in construction revenues and a $751,246, or 302%, increase in re-refining revenues. The Company's total revenues, on a segment basis, for three months ended September 30, 1995 and September 30, 1994 were as follows:

            Three Months Revenues Ended September 30, 1995

                         1995        %             1994         %

Oil and Gas           $1,591,701    28.61%      $1,397,627    45.03%
Construction           2,971,227    53.41%       1,457,467    46.96%
Re-refining            1,000,000    17.98%         248,754     8.01%

Total Revenue          5,562,928   100.00%      $3,103,848   100.00%


Oil and Gas Revenues:
     Oil and gas revenues, contributed approximately 28.61% of total revenues for the three months ended September 30, 1995, as compared to approximately 45.03% for the three months ended September 30, 1994. Revenues increased $194,074, or 13.89%, to $1,591,701 in revenues for the three months ended September 30, 1995 as compared to $1,397,627 for three months ended September 30, 1994.
     Wyoming operations revenue increased $287,357, or 30.33%, to $1,234,895 for the three months ended September 30, 1995 as compared
$947,538 for the three months ended September 30, 1994. The increase in revenues was mainly attributed to the Company's agreement with Amoco to process 25 million gallons of NGLs per year, two oil wells drilled in November 1994 and completed in January 1995, and the purchase of the crude oil pipeline system from Conoco.
     Utah operations revenue decreased $93,284 or 20.73%, to $356,805 for the three months ended September 30, 1995 as compared to $450,089 for the three months ended September 30, 1994. This decrease was attributed to a 39.40% decrease in residue sales price and a 9.5% increase in sales volume.
In 1995, the Company has connected approximately 30 new wells to its gathering system, compared to two new wells for 1994.

Construction Revenues
     Construction revenues contributed 53.41% of total revenues for the three months ended September 30, 1995 compared to 46.96% for the three months ended September 30, 1994. This was a result of an increase in revenues of $1,513,760, or 103.86%, to $2,971,227 for the three months ended September 30, 1995 compared to $1,457,467 for the three months ended September 30, 1994.
     The $1,513,760 increase was mainly attributed to additional work related to its re-refining process and larger commercial contracts. Revenues for the three months ended September 30, 1995 were $2,971,227 which included $1,990,375 from commercial and industrial work and $980,853 from work related to the Company's new re-refining technology.
      Revenues from commercial and industrial work for the three months ended September 30, 1995 were $1,990,375, compared to $1,457,467 for the three months ended September 30, 1994. The $532,908 increase from commercial and industrial work was attributed to the Company's focus on larger commercial contracts. As of September 30, 1995, uncompleted commercial and industrial work under contract was $5,568,614 compared to $3,747,922 as of September 30, 1994.
       Revenues from re-refining work for the three months ended September 30, 1995 were $980,853, compared to $0 for the three months ended September 30, 1994. The increase from re-refining work was attributed to the Company's contracts to build re-refineries for Quaker State Resources, a Quaker State company, Dukeun Industrial Company of South Korea and the Company's joint venture partner Whelan Environmental Services of England. As of September 30, 1995, uncompleted work under contract related to re-refining was $2,512,808 compared to $0 for September 30, 1994.

Re-refining Revenues
     Re-refining revenues, contributed 17.98% of total revenues for the three month quarter ended September 30, 1995 compared to 8.01% for the three months ended September 30, 1994. This was a result of an increase of $751,246, or 302%, to $1,000,000 for the three months ended September 30, 1995 compared to $248,754 for the three months ended September 30, 1994.
The increase was attributed to the Company signing an exclusive licensing agreement for its contaminated oil reprocessing technology with Gadgil
Western Corporation (formerly called Western India Group) for Bahrain and Singapore. For the rights to these countries, Interline received a one-time payment of $1 million and will receive a gross royalty of two cents per gallon on all fuel products produced.
     In 1994, the Company received licensing fees from Quaker State
Resources in the amount of $250,000 which is classified on the balance sheet under caption "Deferred income." This revenue will be recognized if the contracts proceed as agreed.
     If the Company's re-refinery operations proceed pursuant to current agreements, the Company anticipates that future revenues will come from the sale of re-refineries, ongoing royalties from sublicense agreements on a per gallon processed basis and profits from joint venture ownership in re-refineries.

     Direct Costs. Direct costs increased $1,583,322, or 72.31%, to $3,772,856 for the three months ended September 30, 1995 compared to $2,189,534 for the three months ended September 30, 1994. The increase of $1,583,322 for the three months ended September 30, 1995 was mainly attributed to an increase in the Company's total revenues. As a percent of revenues, direct costs decreased to 67.82% for the three months ended September 30, 1995 compared to 70.54% for the three months ended September 30, 1994. This percent of revenue decrease is mainly attributed to the Company receiving $1,000,000 from Gadgil Western for the exclusive rights to Bahrain and Singapore offset by the Company agreement to build Quaker State Resources first re-refinery at cost.

     Selling, General and Administrative. Selling, general and administrative expenses increased $255,461, or 58.71%, to $690,560 for three months ended September 30, 1995 compared to $435,099 for three months ended September 30, 1994. As a percent of revenues, selling, general and administrative expenses were 12.41% for the three months ended September 30, 1995 compared to 14.02% for the three months ended September 30, 1994. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Research and Development. Research and development expenses decreased $137,278 or 72.50%, to $52,065 for three months ended September 30, 1995 compared to $189,343 for the three months ended September 30, 1994. As a percent of revenues, research and development expenses decreased to .94% for the three months ended September 30, 1995 compared to 6.10% for the three months ended September 30, 1994.
     Research and development expenses as of September 30, 1995 were primarily attributable to development and enhancement of the Company's new hydrocarbon re-refining technology. These expenses both in absolute dollars and as a percentage of revenue, reflect additions to the Company's engineering staff and related costs required to support its continued emphasis on developing and testing its new hydrocarbon re-refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company therefore expects that research and development expenses will continue in future periods.

     Depreciation and Amortization. Depreciation and amortization expenses increased $71,926 or 48.21%, to $221,131 for the three months ended September 30, 1995 compared to $149,205 for the three months ended September 30, 1994. As a percent of revenues, depreciation and amortization expenses decreased to 3.98% for the three months ended September 30, 1995 compared to 4.81% for the three months ended September 30, 1994.


Liquidity and Capital Resources

     The Company had $2,273,519 in cash and cash equivalents as of September 30, 1995, compared to $2,200,035 as of December 31, 1994. Cash provided by operations amounted to $1,095,921 for nine months ended September 30, 1995 compared to cash used by operations of $51,453 for the nine months ended September 30, 1994. The $1,147,374 increase in cash was attributed to the Company's current year loss and the expansion in their oil and gas operations during the first nine months of 1995. Capital expenditures include the purchase of the crude oil pipeline from Conoco, expansion to the Well Draw Gas Plant and Gagon Mechanical constructed an amine unit required under the Amoco agreement.

     Sources of liquidity for the Company include revenues from oil and gas operations, construction operations and revenues from the sale of hydrocarbon re-refining technology and rights. In July 1995, the Company signed an exclusive licensing agreement for its contaminated oil reprocessing technology with Gadgil Western Corporation for Bahrain and Singapore. For the rights to these countries, Gadgil Western paid Interline $1 million. Additionally, if Quaker State Resources elects to purchase additional re-refining plants, the Company is entitled to receive the payments and licensing fees referred to in the Quaker State Resources agreement as well as construction revenues from building re-refining facilities. In March 1995, the Company signed a stock option agreement with Western India Group to grant Western $4,000,000 of common stock at $4.50 per share. As of November 9, 1995, Western has exercised 288,887 shares totaling $1,300,000. Western elected not to exercise groups of 66,666 options for months July through October 1995. Remaining options granted under the stock option agreement dated March 13, 1995 is 333,335. The options expire in groups of 66,666 every month thereafter until March 31, 1996.

     These funds and existing working capital are expected to be sufficient to fund current operations during fiscal year 1995. In the event management elects to participate in a joint venture in owning and operating re-refining plants, or if the settlement with Phillips Petroleum Company (refer to Part II- Item 1: Legal Proceedings) requires cash payment, the Company would need to raise additional sums through borrowing or equity financing. Additionally, it is management's intent that when potential purchasers of a re-refining plant place an order, the payment terms will be tailored to provide construction funds to build the plants. If the Company were to make any other major acquisitions during the coming year, issuance of additional stock, bank borrowing or other form of debt financing might be considered.

Material Changes to the Balance Sheet

     The following represents material changes affecting the balance sheet as of September 30, 1995 as compared to the balance sheet as of December 31, 1994.

     Current Assets. Current assets increased to $5,525,559 as of September 30, 1995 from $4,368,878 as of December 31, 1994. The $1,156,681 increase in current assets was attributed to the following: an increase in cash and cash equivalents of $73,484 primarily from the Company's current year income, an increase of $841,984 in accounts receivable attributed to an increase in the Company's revenues, an increase of $73,811 in inventories attributed to the crude pipeline purchase and an increase of $167,402 in other assets attributed to cost plus earning in excess of billings on construction contracts.

     Property, Plant and Equipment. Net property, plant and equipment increased to $9,279,399 as of September 30, 1995 from $7,507,613 as of December 31, 1994. The $1,771,786 increase was attributed to capital expenditures of $2,293,575 and a decrease due to current year depreciation of $521,789. The Company's capital expenditures were $583,143 for the crude gathering pipeline, $69,814 for three service vehicles, $49,736 to complete two new wells, $120,459 to complete the Well Draw Gas Plant expansion, $727,727 to construct an amine plant and $220,907 for other equipment.

     Other Assets: Other assets decreased to $1,932,673 as of September 30, 1995 from $2,054,727 as of December 31, 1994. The $122,054 decrease was attributed to a decrease in note receivable of $18,060, an increase of 8,326 in technology and marketing rights and a decrease of $112,320 in other assets which represents distribution received from one of the Company's partnership interests.

     Current Liabilities. Current liabilities increased to $5,275,154 as of September 30, 1995 from $3,779,593 as of December 31, 1994. The $1,495,561 increase in current liabilities was attributed to an increase in the Company's line of credit of $9,554, an increase of $568,861 in accounts payable due to an increase in the Company's revenues, an increase of $150,453 in accrued liabilities, a decrease of $183,927 due to the reclassification of current portion of long-term debt, an increase of $950,620 in other current liabilities attributed to billing in excess of cost, and earned profit on construction contracts.

     Non-Current Liabilities. Non-current liabilities decreased to $2,858,825 as of September 30, 1995 from $3,035,885 as of December 31,
1994. The $177,060 decrease was attributed to a decrease in deferred income of $267,737 which represents payments by Gadgil Western India Group; an increase of $ 422,265 in debt and capital lease obligations, a principle reduction of debt and capital lease obligations of $581,515, which represent payments to lenders; an increase of $183,927 from reclassification of current portion of debt and capital lease obligations.

     Total Stockholders' Equity. Total stockholders' equity increased to $8,603,652 as of September 30,1995 from $7,115,740 as of December 31, 1994.
The $1,487,912 increase in equity was attributed to 288,888 shares of common stock exercised for $1,298,780 and an increase of $189,132 from current year net income.

Inflation
     The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:
     As previously discussed in the Company's 1994 10-KSB, the Company was served June 29, 1994 with a complaint seeking unspecified damages against it in the Third Judicial District Court, State of Wyoming, County of Sweetwater. The plaintiff in the action is Phillips Petroleum Company; defendants are the Company, Tulsa Operating Group, Inc., and Roger Williams (unrelated to any of the directors or officers of the Company). The Complaint arises out of three wells purchased by the Company from Phillips in September 1988, which the Company had in turn sold to the codefendants four months later on February 1, 1989. The Company's purchasers (codefendants) failed to put the wells into production, and as a result, were ordered to plug and abandon them by federal and state regulatory agencies. The codefendants failed to carry out the plugging and abandoning of the wells, and Phillips was ordered to, and completed the plugging and abandoning of the wells, spending, as of the date of the Complaint, $466,300.
     On October 30, 1995 Phillips Petroleum Company was granted a motion for summary judgment on its claims against the Company. The Company is in the process of final settlement with Phillips Petroleum Company. The Company's quarter end September 30, 1995 10-Q reflects reserves for anticipated settlement expenses the Company may incur. Although the Company has contractual indemnity rights against codefendants, it is unknown that should a judgment be entered against codefendants that they would have assets to pay such a judgment. While management believes that some recovery could be made, it is unlikely that full recovery from codefendants would occur.

Item 2.   Changes in Securities:
     None

Item 3.   Defaults Upon Senior Securities:
     None

Item 4.   Submission of Matters to a Vote of Security Holders:
     None

Item 5.   Other Information:
     None

Item 6(a).     Exhibits
     EX-27 Financial Data Schedule

Item 6(b).     Form 8-K
     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 1995

                         INTERLINE RESOURCES CORPORATION
                         (Registrant)


                         By:/s/ Michael R. Williams
                         ------------------------------
                         Michael R. Williams, President
                         and Chief Executive Officer
                         Principal Executive Officer
                         Director


                         By:/s/ Mark W. Holland
                         ------------------------------
                         Mark W. Holland, Chief Financial Officer
                         Director