Form 10KSB
period 1995-12-31
INTERLINE RESOURCES CORP
filed 1996-04-01
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

                  Common Stock $.005 Par Value
                         Title of Class

 Securities registered pursuant to Section 12(g) of the Exchange
                            Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X      No____.

Check if there is no disclosure of deliquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in difinitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

The Issuer's revenues for the fiscal year ending December 31, 1995 were $20,405,802.

As of March 15, 1996, 13,951,052 shares of the Issuer's common stock were issued and outstanding, 6,179,612 of which were held by non-affiliates. As of March 25, 1996 the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $29,353,157.

            DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in three areas of business: used oil refining, oil and gas operations and industrial and commercial construction.

     During 1995, the Company formed three separate subsidiaries to operate the three different areas of business. Interline Hydrocarbon Inc., a Wyoming corporation, is the subsidiary that owns the used oil refining technology. Interline Energy Services, Inc., a Wyoming corporation, manages the oil and gas operations in Utah and Wyoming. Gagon Mechanical, a Utah corporation, participates in three areas of construction: industrial, commercial and manufacturing.

     The Company has invested substantial resources commercializing a used oil refining technology and has signed licensing or joint venture agreements with Quaker State Resources
(a subsidiary of Quaker State), Gadgil Western Corporation of
India, Whelan Environmental Services of England and Dukeun
Industrial Company of South Korea.

     The Company's main oil and gas operations consist of natural gas gathering, natural gas processing and oil well production. The central areas of business are conducted at its Well Draw Gas Plant located near Douglas, Wyoming; the Monument Butte Gathering system located near Roosevelt, Utah; and the Roseland Wells, also located within the Monument Butte area.

     The Company is also engaged in the construction industry through its wholly owned Gagon Mechanical Contractors subsidiary. Gagon provides expertise and resources necessary for the construction of refineries sold by the Company. The subsidiary specializes in industrial and commercial construction of mechanical systems, such as heating, air conditioning, process piping and plumbing.
     The total revenues, total assets and total stockholders' equity for the past five years are as follows:

     Year       Total Revenues    Total Assets    Stockholders'
                                                      Equity
     1995        $20,405,802   $  18,279,147      $  7,983,626
     1994         11,091,172      13,931,218         7,115,740
     1993          9,740,815       9,404,667         4,597,094
     1992          8,489,768       4,603,980         2,424,653
     1991          5,475,017       4,277,247         1,436,670

Interline Hydrocarbon Inc.

     In 1993, the Company acquired a license to a patented contaminated oil reprocessing technology (the "Technology") from Petroleum Systems Inc. (PSI) for 1.5 million shares of the Company's common stock and royalties of 2 cents per gallon of oil processed into base oil and 1 cent per gallon of oil processed into other products. The Technology cleans contaminated oil products, such as used motor oil, industrial oils, refinery bottoms and "pit oil," among others.

     In January 1995, the Company signed an agreement with PSI for the acquisition of the patent rights to the Technology by the Company and to change the royalty to 20 percent of the future royalties received by the Company, provided, however, the royalties to be paid by the Company to PSI will remain the same for the current agreements with Gadgil Western Corporation and Quaker State Resources.

     The Company, its licensees and joint venture partners intend to use the Technology to process low-value hydrocarbon products into high-value products, such as refining used motor oil, containing dirt and contaminants, into clean oil without significant effects on the environment. The contaminants removed from the used oil in the refining process are chemically bound in a "residuum" that can be safely used as an asphalt modifier or as a base for roofing tar. The reprocessed oil can then be used as a base lubricating oil stock (that could be used as a stock for recycled motor or industrial oil) or a clean-burning industrial fuel. The other by-product, water, can be disposed of through minimal treatment or used as a coolant within the oil refining plants.

     Currently, in the industry, most used oil is only minimally cleaned and is burned as a low-grade industrial fuel. As a result, harmful metals in the used oil, such as lead, arsenic, cadmium and other metals, may be released into the air. By using the Technology, the release of these metals into the air is minimized or eliminated. If the refined oil is burned, it burns clean. The metals and other physical and chemical contaminants are chemically bound in the remaining residuum. The residuum passes the EPA's Toxicity Characteristic Leach Process (TCLP) test, meaning that the metals do not leach out of the residuum into the environment. The water extracted by the process also passes the EPA's TCLP leach test.

     Based upon its research and development work, the Company believes that the Technology has the potential to clean "pit oil" (waste oil from drilling oil wells) in a commercially viable manner. However the Company is not currently using the Technology to clean pit oil.

     The Technology also has the potential to upgrade low-grade fuels, such as "refinery bottoms," into gasoline and diesel. Gadgil Western Corporation, a licensee of the Technology from the Company, has constructed a refinery that uses the Technology to process these low-grade hydrocarbons. More details about this application of the Company's technology are included in the section that discusses the agreement with Gadgil Western.

     The Company plans to receive revenues from licensees and joint venture partners in relation to the Technology through exclusive license fees, royalties, the manufacturing of refineries through Gagon Mechanical and joint venture partnerships.

     The following lists the agreements the Company has signed with companies worldwide.

Quaker State Resources - United States, Canada, and Mexico

     On September 13, 1994, the Company entered into a License and Technology Disclosure Agreement ("License Agreement" or "License") and a Unit Purchase Agreement ("Construction Agreement") with Q Lube, Inc., a wholly owned subsidiary of Quaker State, Inc. During 1995, the Agreements and the exclusive rights associated with the Agreements were assigned to Quaker State Resources, another division of Quaker State, Inc.

     These agreements provide for the licensing of the Company's used oil refining technology to Quaker State Resources and for the construction of facilities ("Units") at which the refining process will be conducted by Quaker State Resources. Under the terms of the License Agreement, the Company also agreed to sell shares of its common stock to Quaker State Resources and issue Common Stock Purchase Warrants which entitle Quaker State Resources to purchase additional shares of the Company's common stock.

     License Agreement. Under the License Agreement, the Company has granted Quaker State Resources the right to refine "Used Oil" utilizing the Company's Technology. Used Oil is technically defined in the License Agreement, but by way of a general explanation, it includes Quaker State Resources' right to use the Technology to process or refine all oils originally refined from crude oil or synthetic oil, which were thereafter used for their intended purpose and as a result of such use, were contaminated by physical and/or chemical impurities. Not licensed to Quaker State Resources, but specifically retained by the Company, is the Company's unencumbered right to grant licenses to others for the processing of all other unrefined crude oil, including pit crude, rough oil, crude oil, weathered crude, heavy fuel oils produced from the refining of crude oil, refinery tank bottoms and refinery processed bottoms.

     The License Agreement grants Quaker State Resources the exclusive right to use the Technology to process Used Oil for all of North America including Canada, Mexico and the 50 states of the United States, together with their respective territories, districts, provinces and other territorial possessions. In consideration of the Company granting Quaker State Resources the license for the Technology, Quaker State Resources is required to pay to the Company (subject to the terms and conditions of the License Agreement) certain exclusivity fees, royalty fees and a percentage of net profits from Units operated by Quaker State Resources.

     Exclusivity Fees. Subject to the terms and conditions of the License Agreement, the Company has granted Quaker State Resources the exclusive license to use the Licensed Technology to process Used Oil and recover Finished Products from the Used Oil in North American ("Continental Exclusivity"). Subject to the terms and conditions of the License Agreement, Quaker State Resources shall pay the Company $9,400,000 as an Exclusivity Fee for Continental Exclusivity on the following terms:

                    (1)   $250,000 at the time of the execution
               of the License Agreement (this amount has been paid to the Company);

                    (2)  $250,000 not later than October 13, 1994
               (this amount has been paid to the Company);

                    (3)  $500,000 at the later of January 15,
               1995 or the date on which the First Unit is operating at full capacity (This amount has been paid to the Company and used as part of its investment into the Genesis Petroleum-Salt Lake City L.L.C. joint venture company. See the section below about the Genesis Petroleum joint venture for more details.);

                    (4)  $400,000 within 180 days (August 18,
               1996) from the date the First Unit is "Delivered" to Quaker State Resources; and

                    (5) the balance of $ 8,000,000 to be paid on per Unit basis for each of the next 30 Units purchased by Quaker State Resources at the rate of $266,666 per Unit. This per Unit fee is not a payment for the cost of the Units constructed but is solely part of the Exclusivity Fee. The Units order schedule is as follows:

               Year                Required Units
               Year 1                   2
               Year 2                   5
               Year 3                   5
               Year 4                   5
               Year 5                   5
               Year 6                   8

     The First Unit. Pursuant to the License Agreement, Quaker State Resources ordered and the Company constructed and delivered to Quaker State Resources, the First Unit which will be used by Quaker State Resources to test the Technology and to determine if the Technology is satisfactory to Quaker State Resources. The construction of the refinery was completed in January 1996 and "Delivery" of the refinery was made on Feb. 20, 1996. The refinery is located in Woods Cross, Utah, north of Salt Lake City.

     If Quaker State Resources determines, within 180 days (August 18, 1996) from the date the First Unit is delivered, that the First Unit or the Technology is unacceptable, it may terminate the License and with such termination, its exclusivity rights and other rights granted by the License shall also terminate. In such event, the Company is required to refund to Quaker State Resources 50 percent of the Exclusivity Fees theretofore paid under the License Agreement and, at the request of Quaker State Resources, the Company will purchase the First Unit from Quaker State Resources at Quaker State Resources' cost.

     Quaker State Resources is not obligated to maintain Continental Exclusivity or pay all or any part of the Exclusivity Fees for Units after the purchase of the First Unit. Therefore, the Company is currently unable to predict the total amount it will actually receive from Quaker State Resources as Exclusivity Fees. However, to maintain Continental Exclusivity, Quaker State Resources must pay the Unit Exclusivity Fees described above. For each $266,666 Unit Exclusivity Fee paid, Quaker State Resources receives a non-terminable, exclusive Unit Territory license. Even if Quaker State Resources elects to discontinue Continental Exclusivity, it has the right to retain exclusive rights to each Unit and Unit Territory previously paid for on the $266,666 per Unit basis.

     If Quaker State Resources elects to terminate Continental Exclusivity, the Company has the right to license to others any and all remaining territories not then subject to any previously Exclusive Unit License of Quaker State Resources. The Unit Territory assigned to a Unit will be terminated by the mutual agreement of the Company and Quaker State Resources.

     Exclusive Rights to Canada and Mexico. At such time as Quaker State Resources makes the $400,000 payment (as described in paragraph 4 on page 4), Quaker State Resources will be deemed to have paid in full the Exclusivity Fee for Canada and Mexico and in such event, even if it were to thereafter elect to terminate Continental Exclusivity, it would retain the non-terminable Exclusive Rights for the Licensed Technology for Canada and Mexico.

     Maintaining Continental Exclusivity. Quaker State Resources' Continental Exclusivity is for an initial term of six years assuming all required Exclusivity Fees are paid as described above. If, at the end of any 12 month period, commencing from the date of delivery of the First Unit, Quaker State Resources' annual volume of Used Oil processed using the Technology is 300,000,000 or greater, and if Quaker State Resources has paid all Exclusivity Fees required under the License Agreement, then the Continental Exclusivity shall continue indefinitely.

     If Quaker State Resources has not reached the 300,000,000 gallon annual volume level at the end of the initial term, but can show the Company that it has made Reasonable Effort (as defined in the License Agreement) to achieve said volume, then Quaker State Resources has the right to extend Continental Exclusivity beyond said six year period for successive one year terms by paying the Company $1 million dollars per one year term until the 300,000,000 gallon annual volume is reached, or until Quaker State Resources elects not to maintain Continental Exclusivity.

     Royalty Fees. The License Agreement provides that Quaker State Resources will pay the Company ongoing royalties for each gallon of Finished Product (as defined in the Agreement) processed during the entire term of the License. The per gallon royalty is $.035 for Base Oil, and the lesser of $.035 or 10% of the actual sales price for all other Finished Products, which include diesel, gasoline and residuum products.

     Net Profit. The Company will receive 7.5% of the Net Profits (as defined in the License Agreement) of each Unit installed and operated by Quaker State Resources under the License Agreement. Revenues from certain Closed Loop User Facilities Units will not be included in the Net Profit calculation.

     Stock and Warrants. Within 90 days after delivery (May 20,
1996) of the First Unit, Quaker State Resources will purchase from the Company and the Company will sell to Quaker State Resources, shares of the Company's common stock for a total price of $600,000. The total number of shares to be purchased shall be that number which will provide Quaker State Resources with .00769 of the total shares of the Company's common stock issued and outstanding immediately following such purchase of the Company's shares by Quaker State Resources. As of March 26, 1996, the Company's outstanding shares totaled 13,951,052 shares of common stock. At the current outstanding shares, Quaker State Resources would purchase 108,115 shares of stock at $5.55 per share.

     Subject to the terms of the License Agreement, at the closing of the $600,000 stock purchase, the Company has agreed to grant Quaker State Resources a Warrant to purchase the greater of
(i) 750,000 shares or (ii) 5.769 percent of the outstanding shares of the Company's common stock at the time of the purchase of the Warrants, less the number of shares purchased for $600,000 as detailed above. The exercise price of these Warrants are a price of $8.00 per share.

     Another Warrant would also be issued that grants Quaker State Resources a Warrant to purchase a total of the greater of
(i) 750,000 shares or (ii) 5.769 percent of the outstanding shares of the Company's common stock at the time of the purchase of the Warrants, less the number of shares purchased for $600,000 as detailed above and less the number of shares purchased in the $8.00 Warrant described above . The exercise price of these Warrants are a price of $12.00 per share.

     The shares which may be purchased for $8.00 must be purchased, if at all, not later than September 13, 1997. The shares which may be purchased for $12.00 must be purchased, if at all, not later than September 13, 1999.

     CLUF Facilities. The parties anticipate that there will be opportunities to process Used Oil that is internally generated by large industrial, manufacturing, processing or refinery facilities for reuse by the generating entity. For such Closed Loop User Facilities ("CLUF Unit") the License Agreement provides for a 50/50 ownership of such Units between Quaker State Resources and the Company under terms to be agreed to at the time a CLUF Unit is proposed.

     Unit Purchase Agreement. Concurrently with executing the License Agreement, the Company also entered into a Unit Purchase Agreement with Quaker State Resources whereby the Company has the right to build all Units installed under the License subject to the terms and conditions of the Unit Purchase Agreement. The First Unit will be constructed and installed by the Company for a total price of $1.4 million dollars to be paid by Quaker State Resources.

     On Oct. 25, 1996, the Unit Purchase Agreement was amended to reflect the following: On all subsequent Unit Orders the Company has the right to prepare the Unit Specifications of each Unit, and thereafter present Quaker State Resources with its bid to construct and install each such Unit. The Company will present a bid based on the sum of the following costs:

          a.   All Direct Costs;
          b. An additional amount equal to 27.5 percent of the Direct Costs;
          c. All sales taxes, governmental fees, and utility fees actually incurred by the Company in constructing the Unit.

     If Quaker State Resources desires to seek a competing bid, it may do so for all Units except the First, Second and Third Units. If the Company's bid is within 7 1/2% of the competitive bid, meaning the Company's bid is not more than 7 1/2% above the third party bid, then Quaker State Resources will purchase the Unit from the Company at its original bid. In the event the Company's bid is more than 7 1/2% higher than the competitive third-party bid, Quaker State Resources is obligated to negotiate with the Company in good faith to reach a mutually acceptable price.

     If the Company elects to match the third-party bid, or Quaker State Resources and the Company reach a mutually acceptable price, Quaker State Resources will purchase the Unit from the Company at the negotiated bid price. If Quaker State Resources and the Company are not able to agree on a price and the Company is not willing to match the third party bid, Quaker State Resources may purchase the Unit from the third-party bidder. If at any time during the term of the Unit Agreement, Quaker State Resources awards a bid to a third-party because the Company was unwilling to match the third party bid for any two Unit purchases, Quaker State Resources' obligation to negotiate with the Company terminates, and Quaker State Resources is only obligated to award the Company bids which are within 7 1/2% of competitive bids.


     Genesis Petroleum-Salt Lake City L.L.C. Joint Venture. On
November 3, 1995, the Company announced that it had formed a joint venture company with Quaker State Resources, called Genesis
Petroleum-Salt Lake City L.L.C. to operate the First Unit constructed by the Company.

     The Company has a 26 percent ownership in the joint venture.
As part of the joint venture the Company agreed to fund the first
$900,000 of site improvements to the First Unit site.

Gadgil Western Corporation- 10 Middle Eastern and Far Eastern
Countries

     In December 1993, the Company signed an agreement with Gadgil Western Corporation (formerly Western India Group) of New Delhi, India, for exclusive rights to the Technology in 10 Middle Eastern and Far Eastern countries. These countries include India, Saudi Arabia, United Arab Emirates, Oman, Kuwait, Iran, Thailand, Vietnam, Malaysia and Qatar. Gadgil Western plans to use the Company's Technology to extract gasoline and diesel from these refinery bottoms.

     The first refinery in the world to used the Company's Technology was completed in June 1995 and is still in start up and evaluation operations. The refinery is located in Dubai, United Arab Emirates (at the Persian Gulf), and has a capacity to process 45,000 gallons of oil per day. Gadgil Western has not announced any production results from the refinery, but Gadgil Western has informed the Company that it expects to develop other refineries. Gadgil Western is using the Dubai refinery as a demonstration and evaluation refinery for the possibility of building other refineries in Bahrain, Singapore and India. Gadgil Western has also contemplated using the Dubai refinery to process used oil.

     On Dec. 8, 1996, Gadgil Western and the Company amended the
License Agreement to reflect the following:

          a. the exclusive rights to use the Technology to process used oil were given back to the Company for all the countries except the United Arab Emirates;
          b. the Company has the exclusive right to license the Technology to process used oil in India, Saudi Arabia, United Arab Emirates, Oman, Kuwait, Iran, Thailand, Vietnam, Malaysia and Qatar;
          c. the Company has agreed to pay a 10 percent fee to Gadgil Corporation based on the sales price of the battery limits of any used oil facility sold in the countries listed in paragraph b;
          d. the minimum capacity requirements have been amended by extending Years 2 through 5 by two years each. Therefore year 7 would require a minimum installed or ordered capacity of 500,000 gallons per day.

     Gadgil Western Corporation has paid $1,000,000 in exclusivity fees and will pay the Company a net royalty of 1 cent per gallon for use of the Technology.

     License for Bahrain and Singapore. In July 1995, the Company signed an exclusive License Agreement with Gadgil Western for Bahrain and Singapore. For the rights to use the Technology in those two countries, Gadgil Western paid $1 million.

Whelan Environmental Services - Interline U.K.

     In February 1995, the Company entered into a joint venture agreement with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a used oil refinery in Stoke, England. The agreement provides that the Company will own 40 percent of the venture and will receive an additional 6 cent gross royalty per gallon of oil processed. The joint venture company is called Interline (UK) Limited.

     In October 1995, Interline (UK) was approved for 1.8 million
British pounds (about $2.7 million) in financing for the construction and installation of the refinery. The loan is secured by assets owned by Whelan. The Company signed a Guarantee for the loan for 1.2 million pounds. As of Dec. 31, 1995, the joint venture has funded 700,000 British pounds toward construction.

     The refinery has been constructed at Gagon Mechanical's site and, as of March 1996, was en route to England. The Company anticipates the refinery will be operational by June 1996. The refinery is designed to process 24,000 gallons of used oil per day. The joint venture currently intends to sell the processed used oil as a lubricating base oil or for other industrial uses.

     Interline (UK) is also the marketing agent for the Company for joint ventures which the Company is seeking in Spain, Belgium, Portugal and the Netherlands.

Dukeun Industrial Company - South Korea

     In April 1995, the Company signed an agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea, to build a used oil refinery in Seoul. The refinery will be owned by Dukeun and will have a capacity to process 24,000 gallons of used oil per day. Dukeun plans to sell the processed base oil as lubricating base stock.

     The refinery is in construction and expected to be shipped to the site in South Korea by May 1996. The refinery is expected to be completed and operational by August 1996.

     Under the License Agreement, Interline will receive a gross royalty of 7 cents per gallon for the first four years of operation of the Unit, 6 cents per gallon for years five to seven and 5 cents per gallon for years eight to ten.

     Any additional refineries built after the first unit will be constructed for a joint venture company called Dukeun-Interline Refining Company, of which the Company has the option to own up to 50 percent of the joint venture company. The joint venture company will have an option to buy the first refinery.

Interline Energy Services - Oil and Gas Division

     The Company has facilities for natural gas gathering and processing, and crude oil gathering and production in eastern
Utah and east-central Wyoming, as well as truck transportation of natural gas liquids and retail propane sales in Wyoming.

Well Draw Gas Plant

     The Company's Well Draw Gas Plant is located near Douglas, Wyoming. As part of the Plant system, the Company owns a gathering and mainline pipeline system consisting of 60 miles of high pressure discharge lines, 120 miles of low pressure gathering lines and 90 miles of low pressure fuel return lines. The pipeline's effective gathering area is a 70-by-40 mile area in the Powder River Basin. The gathering system is connected to approximately 150 wells. The pipeline is connected to the Company's Well Draw Gas Plant. The Well Draw Gas Plant (the "Plant") is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallons of NGLs a day. Currently, the Plant processes the liquids into propane, butane and natural gasoline. Liquids for the Plant originate from the Company's pipeline and from liquids that are trucked into the Plant from outside sources.

Amoco Contract

     During 1994, the Company entered into a contract with Amoco Production Company to process about 25 million gallons of NGLs per year, ending the year 2000 (based on an average of 70,000 gallons processed per day). The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Plant and the connected pipeline in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming, plant where the NGLs are collected. In 1995, the Company processed an average of 53,000 gallons per day of NGLs because of the Amoco contract, which totals 64 percent of the total NGLs processed by the Plant. The Well Draw Gas Plant processed an average of 83,000 per day of NGLs for 1995, including outside sources and liquids from the pipeline.

Conoco Pipeline Purchase

     In January 1995, the Company purchased 180 miles of crude oil gathering and trunk pipelines, together with pumping stations and storage tanks from Conoco Pipeline Company. The pipeline transports the oil from oil producing fields in Converse County, Wyoming, to Conoco's Lance Creek Station, where it connects with an interstate crude oil pipeline system. The pipeline gathers and transports approximately 350,000 barrels of crude oil per year.

Oil Well Production

     The Company owns interests in 17 producing oil and gas wells in Wyoming and eastern Utah.

Utah Operations

     The Company owns and operates a natural gas gathering system in the greater Monument Butte Field of the Uintah Basin in eastern Utah. This system consists of 28 miles of main trunk line and 40 miles of lateral lines connecting 109 wells, as well as five compressors. As a result of increased drilling activity, the Company connected 29 new wells to the gathering system during 1995, and as a consequence, total gas sales from this system increased to an average of 3,400 MMBtu per day for the year. In comparison 1994 average sales were 2,700 MMBtu per day.

NRG Fuels

     In June of 1995, the Company formed a new subsidiary called NRG Fuels, Inc. to market propane to retail and commercial customers in east-central Wyoming. By the end of 1995, this subsidiary had placed 135 tanks with customers, totaling 112,663 gallons of propane storage. The principal goal of NRG Fuels is to provide a stable end-use market for the Company's share of propane at its Well Draw Processing Plant.

Interline Transportation

     The Company in the last three years has greatly increased its transportation of NGLs and finished product in the Rocky Mountain region. In the last three years, Interline has quadrupled its trucking activity. Three years ago, Interline had one truck and two drivers. Today, Interline has four trucks and eight drivers. Collectively, these trucks travel about 700,000 miles per year, carrying a total of 85 million gallons of raw and finished product.

     Interline trucks transport NGLs, propane and butane and natural gasoline to and from the Well Draw Gas Plant. The trucks travel as far away as Nebraska, Montana, Utah and Colorado.

Gagon Mechanical Contractors - Industrial and Commercial
Construction

     Gagon Mechanical Contractors, a wholly owned subsidiary of the Company, was purchased by the Company on Dec. 31, 1993 to provide expertise and resources necessary for construction of used oil refineries. Gagon specializes in mechanical system construction, such as heating, ventilation, air conditioning, process piping and plumbing, including piping and controls for hydrocarbon and chemical products.

     Gagon has been in operation since 1971 and is organized into three divisions: industrial construction, commercial construction and manufacturing.

     Industrial and Commercial Construction. Industrial construction projects have included sulfuric acid plants, copper ore smelters, burner oxygen lines, hydrocarbon refineries, amine systems, lime storage facilities, above and below ground fueling stations, water treatment plants, missile silos and conveyor systems.

     Commercial work includes such projects as hospitals, laboratories, prisons, colleges and schools, hotels, airport terminals and office buildings.

     Gagon's work includes certified pressure vessel design and construction under regulated American Society of Mechanical Engineers (ASME) "U" and "R" stamps. Boiler piping work is done under ASME "PP" stamp regulations. Teams specialize in piping, structural steel, pressure vessels, instrumentation and controls, insulation and electrical work.

     Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon supervised the construction of the Dubai refinery and has built and installed the Genesis refinery in Salt Lake City, and has manufactured and shipped a refinery for Interline (UK). Currently, Gagon is manufacturing a refinery for Dukeun Industrial Company and installing the Interline (UK) refinery.

     The Company also provides services to integrate the design, engineering, installation, start up, operation and maintenance of the refineries.

     Some of Gagon's clients include the following companies:
Kennecott Utah Copper, Geneva Steel, Amoco, Quaker State Resources, Gadgil Western Corporation, Interline (UK), Dukeun Industrial Company, the Army Corps of Engineers, FHP, Marriott Corporation, AT&T, Associated Foods, Salt Lake International Airport, local and state governments, Brigham Young University
(BYU), and the University of Utah.

     Some of Gagon's current projects include a Utah County
Security Facility, West Hills Middle School, BYU Law Library,
Salt Lake County Performing Arts Building, the Geneva Steel
Cupola Furnace, a used oil refinery for Dukeun and the installation of a refinery for Interline (UK).

     Gagon's manufacturing site has 22,000 square feet of office and manufacturing space, five overhead cranes and 15 welding stations.

Interline Technology

     During 1993 and 1994, the Company was developing a computer system and a hand print character scanner to read and interpret hand printed letters and numbers. The technology is designed to allow data forms and applications to be read and processed by the computer instead of being entered by a data entry employee. Because of extreme interest, and Management's involvement, in the Company's used oil refining technology, Company Management decided to stop development of the hand print character scanner and invest the Company's cash and human resources in oil and gas projects and the used oil refining technology.

Customers and Markets

     The Company does not refine the oil it produces from its oil and gas operations, but does engage in natural gas liquids processing and fractionation. The Company's production is sold to unaffiliated oil and gas purchasing companies in the area where it is produced. Production is transported by trucks and pipelines. Crude oil, condensate and natural gas liquids are sold under short-term contracts at competitive prices based on postings by major purchasers of similar products to whom area producers sell. Natural gas is sold to major interstate natural gas pipeline companies generally under one year contracts. The Company also sells some gas on a month to month spot pricing basis. In addition, many of the Company's gas contracts incorporate "market-out" provisions which permit the gas purchaser to terminate the contract (or reopen negotiations on the price set forth therein) if the contract price exceeds market prices.

     The availability of a ready market for oil, gas and natural gas liquids owned or acquired by the Company depends on many factors beyond its control. These factors include the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil, gas and natural gas liquids, the marketing of competitive fuels, and the effects of state and federal regulation of oil and gas production and sales. Since the Company has engaged in oil and gas activities, it has not had any material difficulties in marketing its oil and gas products, and the Company believes this will be the case in the future.

     The international customers and markets for used oil refining operations differ depending on the feedstock that is processed by a refinery and the finished product the market demands. Typical finished products from a used oil refinery include base lube stock, industrial lube stock, diesel extender, and an asphalt modifier. Gadgil Western's refinery in Dubai processes refinery bottoms into diesel fuels and other middle distillates.




Governmental Regulation

     Interline Energy Services' activities are subject to existing federal and state laws and regulations which are applicable to natural gas processing, gas gathering and oil and gas production. In general, oil and gas production operations and natural gas processing and their economics are affected by price control, tax and environmental impacts as well as other laws relating to the petroleum industry. Crude gathering operations are regulated as a utility by the state of Wyoming. Transportation of NGLs and finished products are regulated by the U.S. Department of Transportation.

     Interline Hydrocarbon's activities are subject to regulations regarding the handling and processing of used oil and its finished products. These regulations are mandated by the U.S.
Environmental Protection Agency and State Departments of
Environmental Quality (or an equivalent agency). Finished
Products are also regulated in a similar manner.

     Gagon Mechanical is regulated by the Occupational Safety and Health Administration (OSHA) for employee safety in the workplace and within the industry for mechanical specifications by the standards of the American Society of Mechanical Engineers (ASME).

     The following overview is intended to focus only on the regulations of primary concern to the Company and is by no means complete with respect to specific regulatory compliance issues. The following description of certain laws and regulations are, therefore, qualified in their entirety by reference thereto.

     Environmental Regulation. The Company's activities are subject to various federal and state laws and regulations which are applicable to all areas of business. These laws and regulations cover the discharge of materials into the environment, or otherwise relate to the protection of the environment. The environmental regulations to which the Company is subject include: (1) exposure to asbestos, regulated by the EPA and OSHA; (2) air quality control, regulated by both the Federal government under the Federal Clean Air Act and the various state Departments of Environmental Air Quality; (3) regulation of solid and hazardous wastes regulated by the EPA under the Resource Conservation and Recovery Act (RCRA) of 1976;
(4) the Federal Clean Water Act which controls the discharge of toxic discharges into surface streams; (5) the regulation of underground storage tanks and pits under the Subtitle I of the Resources Conservation and Recovery Act; and (6) the manufacture, processing and distribution in commerce, use, disposal and making of PCB's regulated under the toxic Substances Control Act passed in 1976.

     The Company's activities are subject to all existing federal and state laws and regulations governing environmental impacts, of which the above are representative. Such laws and regulations may substantially increase operational costs and may prevent or delay the commencement or continuation of a given operation. The Company's management believes that its present operations comply with applicable environmental legislation and regulations, and that the existence of such regulations have had no material adverse effect on the Company's operations to date. However, future compliance may entail significant operating expenses over time. As with any industry that is subject to such environmental risks, there exists potential liabilities for the Company.

     Transportation Regulation. Transportation of NGLs and associated finished products are regulated by the U.S. Department of Transportation. Some of these regulations include requirements of placards on trucks, insurance and driver training and safety.

     State Regulation of Oil and Gas Production. In all areas where the Company conducts activities there are statutory provisions regulating the production of oil and natural gas. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization of pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such provisions may limit the rate at which oil and gas could otherwise be produced from the Company's properties including wells owned by others connected to Company facilities and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Operating Hazards and Uninsured Risks

     The Company's operations are subject to the risks normally incident to the operation of natural gas processing plants, gathering systems, used oil refineries, oil and gas production, construction, fabrication. Those risks include fires, explosions, pipeline ruptures, pollution and hazardous material releases, equipment malfunction and breakdowns, and operations errors and omissions, any of which could result in damage to or destruction of Company facilities or a suspension of operations or damage to persons or property. Although the Company carries insurance coverage which management believes to be adequate and comparable to that carried by other companies in the same business, the Company is not fully insured against certain of these risks, either because insurance is unavailable, because management elects not to insure due to high premium costs, or because the insurance is not necessary in the judgment of management. The occurrence of an event not fully insured against could have a material adverse effect on the Company's financial position.

Employees

     At March 15, 1996, the Company and its subsidiaries employed 148 full-time and 4 part-time employees. From time to time, the Company utilizes the services of consulting geologists, engineers and landmen as well as various laborers, tradesmen and mechanics.

ITEM 2.   PROPERTIES

    The Company's executive, administrative and accounting offices are located at 160 West Canyon Crest Rd., Alpine, Utah 84004. This facility consists of approximately 11,515 square feet of office space on about five acres of land that is owned by the Company. Interline Hydrocarbon and Interline Energy Services also lease an office at 350 West "A" Street, Suite 204, Casper, Wyoming 82602.

    Interline Energy Services' Well Draw Gas Plant is located 17 miles from Douglas, Wyoming. The Plant facilities consist of
17.85 acres of property, gas chillers, gas-to-gas exchangers, storage tanks, four steel buildings enclosing the equipment, two generators, compressors, de-ethanizer columns, fractionating columns, truck weighing scales and scale house and other assets. The gathering system consists of approximately 270 miles of high and low pressure pipelines, two compressor stations and facilities, and the associated chart recorders and wellhead connection meter runs.

    The Hat Creek Partnership, of which Interline Energy Services owns 20%, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant, all located in Niobrara County, Wyoming.

    Interline Energy Services' Monument Butte Gathering System is located 30 miles southeast of Duchesne, Utah. The Company's facilities generally consist of a natural gas gathering system with an approximate 28 mile trunk line and about 40 miles of lateral lines connecting some 109 wells. The system is connected to five compressors, totaling 1,725 horsepower, two of which are located at a central compression facility which is housed in a steel building along with other cinclude base lube stock, industrial lube stock, diesel extender, and an asphalt modifier. Gadgil Western's refinery in Dubai processes refinery bottoms into diesel fuels and other middle distillates.

Governmental Regulation

     Interline Energy Services' activities are subject to existing federal and state laws and regulations which are applicable to natural gas processing, gas gathering and oil and gas production. In general, oil and gas production operations and natural gas processing and their economics are affected by price ed in Converse and Niobrara counties of Wyoming from Conoco Pipeline Company. This system consists of approximately 180 miles of 3, 4, and 6 inch gathering and trunk lines, five pump stations with a total of approximately 50,000 barrels of storage, various pumps for wellhead and mainline movement of crude oil, a three acre site with mainline pumps and another three acre site with a small office building and shop area, plus several small spare parts storage structures.

    In June 1994, Interline Energy Services acquired working interests in three oil and gas wells and associated acreage in Converse County, Wyoming. The Company has since drilled two additional wells on this property. Physical assets include casing and tubing, pump jacks and drivers, oil storage tanks, separators and other associated wellhead facilities.

    Gagon Mechanical Contractors operates from a 3.6 acre site located at 8531 South 700 West in Sandy, Utah 84070. On the site is a building with 22,000 square feet of office and manufacturing space. Equipment includes excavators, backhoes, trenchers, lifts, welding machines, trailers, trucks and other pipe machines and related mechanical construction equipment, parts, pipe and inventory.

    Interline Hydrocarbon has ownership in the assets of two joint venture companies. The Company has a 26 percent ownership interest in Genesis Petroleum L.L.C., a joint venture between the Company and Quaker State Resources and a 40 percent ownership in Interline UK (Limited), a joint venture between Interline Hydrocarbon and Whelan Environmental Services.

ITEM 3.   LEGAL PROCEEDINGS

    On June 29, 1994, the Company was served with a complaint seeking unspecified damages against it in the Third Judicial District Court, State of Wyoming, County of Sweetwater. The Plaintiff in the action is Phillips Petroleum Company; defendants are the Company, Tulsa Operating Group, Inc., and Roger Williams (unrelated to any of the directors or officers of the Company). The Complaint arises out of three wells purchased by the Company from Phillips in September 7, 1988, which the Company had in turn sold to the codefendants on February 1, 1989. The Company's purchasers (codefendants) failed to put the wells into production, and as a result, were ordered to plug and abandon them by federal and state regulatory agencies. The Codefendants failed to carry out the plugging and abandonment of the wells, and Phillips was ordered and completed the plugging and abandoning of the wells, spending, as of the date of the Complaint, $466,300.

    On December 11, 1995, the Court entered a summary judgment in favor of Phillips, awarding Phillips the sum of $466,785.61 against the Company based on contractual indemnity. Phillips and the Company have since agreed on a settlement agreement, in which the Company will pay $300,000. According to the agreement, $250,000 was due from the Company and has been paid. The Company will pay $10,000 per month for five months to fulfill the rest of the obligation. In a cross claim, the Company is seeking indemnity for these costs from the codefendants. Although the Company has contractual indemnity rights against codefendants, it is unknown that should a judgment be entered against codefendants that they would have assets to pay such judgment. While management believes that some recovery could be made, the Company would have difficulty in enforcing a full recovery of its costs from the codefendants. According to the settlement agreement, the Company must give 40 percent of the recovery amount to Phillips. Because of the uncertainty of the amount the Company could recover against codefendants under its cross-claim, a reserve of $100,000 had been accrued in 1994 and a reserve of $200,000 has been accrued in 1995.

    On August 4, 1995, Basin Exploration, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Colorado in Denver relating to a gas purchase agreement between the Company and Basin. The dispute revolves around measurement and allocation of Basin's gas and sales proceeds therefrom. An unspecified amount of damages is claimed by Basin. The Court is presently considering the Company's motions to dismiss or transfer venue to the U.S. District Court of Wyoming. Although the outcome of this litigation cannot be predicted, at this time the Company believes that it has adequate answers and defenses to all the issues raised in the suit. The Company's financials do not reflect any reserves for these claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                            PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     The Company's common stock is currently listed on the American Stock Exchange Emerging Company Market Place under the symbol "IRC.EC" Prior to July, 1994, the Company's common stock was quoted on the NASDAQ Small Cap Market. The information contained in the following table was obtained from the American Stock Exchange and NASDAQ and shows the range of representative prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions:


                                        High                  Low
         1994
         First Quarter                  $9.00               $4.88
         Second Quarter                 $6.44               $3.69
         Third Quarter                  $5.75               $4.63
         Fourth Quarter                 $6.00               $4.38

         1995
         First Quarter                  $4.69               $2.50
         Second Quarter                 $4.25               $2.96
         Third Quarter                  $6.50               $4.00
         Fourth Quarter                 $5.50               $4.00

         1996
         First Quarter                  $5.25               $3.50
         (Through March 15, 1996)

Record Holders of Common Stock

     The number of record holders of the Registrant's common stock as of March 15, 1996, is 403.

Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in several operations which are organized into the following three companies for operating and accounting purposes:

      Interline Energy Services - Oil and Gas Operations. The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, propane retail sales and oil well production. The Company's main oil and gas operations are located in east-central Wyoming and Eastern Utah. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering Company, NRG Fuels, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells. The Company's Utah operations are located near Roosevelt, Utah, and includes the Monument Butte Gathering System and Roseland Wells.

     Gagon Mechanical - Industrial and Commercial Construction. Gagon Mechanical Contractors, a wholly owned subsidiary of the Company, provides expertise and resources necessary for construction of used oil refineries. Gagon specializes in mechanical system construction, such as heating, ventilation, air conditioning, process piping and plumbing, including piping and controls for hydrocarbon and chemical products. Gagon's work includes certified pressure vessel design and construction under regulated American Society of Mechanical Engineers (ASME) "U" and "R" stamps. Boiler piping work is done under ASME "PP" stamp regulations. Teams specialize in piping, structural steel, pressure vessels, instrumentation and controls, insulation and electrical work.

     Gagon Mechanical - Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon supervised the construction of the Dubai refinery and has built and installed the Genesis refinery in Salt Lake City, and has manufactured and shipped a refinery for Interline (UK). Currently, Gagon is manufacturing a refinery for Dukeun Industrial Company and installing the Interline (UK) refinery.

      Interline Hydrocarbon - Used Oil and Low-Grade Hydrocarbon Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of March 15, 1996, the Company has two plants in production trial stage. On May 27, 1995 Gadgil Western Corporation officially inaugurated the first oil refinery in the world to use Interline's technology. The second plant was built for the Genesis joint venture in Salt Lake City. Although management continues to evaluate the best marketing strategy for the refining process, the current approach is to build the refineries through Gagon, and sell and install them at locations throughout the world. The Company anticipates revenues to come from exclusivity fees, engineering fees and ongoing royalties and from profit generated through ownership in various refineries throughout the world.

      The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Results of Operations

Total Revenues

     In 1995, revenues increased $9,314,630, or 83.98%, to $20,405,802 for the year ended December 31, 1995 as compared to $11,091,172 for the year ended December 31, 1994. This revenue increase included a $1,257,500, or 22.42% increase in oil and gas revenues, a $3,756,990, or 81.1% increase in construction revenues, a $401,246, or 47.27% increase in licensing and royalty revenues and a $3,898,894 increase in manufacturing revenues. The Company's total revenues, on a segment basis, for 1995 and 1994 were as follows:


                           1995              1994

Oil and Gas           6,867,201   34%   5,609,701   51%
Construction          8,389,707   41%   4,632,717   42%
Manufacturing         3,898,894   19%           0    0%
Used oil Refining     1,250,000    6%     848,754    7%

Total Revenue       $20,405,802  100% $11,091,172  100%



Oil and Gas Revenues

     Oil and gas revenues, contributed approximately 33.65% of total revenues for the year ended December 31, 1995 as compared to approximately 50.58% for the year ended December 31, 1994. This resulted in an increase of $1,257,500, or 22.42%, to $6,867,201 for the year ended December 31, 1995 as compared to $5,609,701 for year ended December 31, 1994.

     Wyoming operations revenue increased $1,619,672, or 44.13%, to $5,289,836 for the year ended December 31, 1995 as compared $3,670,164 for the year ended December 31, 1994. The increase in revenues was mainly attributed to a decrease of $112,302, or 47.69% in NGL liquids fractionated for others, an increase of $191,588, or 28.14% in transportation revenue, an increase of $846,745, or 150.93% in revenue related to the Amoco contract, an increase of $254,778, or 12.07% in NGL liquids processed and sold and an increase of $266,480 from revenues related to the Conoco pipeline acquisition.

     Utah operations revenue decreased $362,172, or 18.67%, to $1,577,365 for the year ended December 31, 1995 as compared to $1,939,537 for the year ended December 31, 1994. This decrease was attributed to an residue volume (MMBtu) increase of 218,010, or 21.94%, to 1,211,704 for year ended December 31, 1995 compared to 993,694 for year ended December 31, 1994. This increase was offset by a decrease in price (MMBtu) of $.52, or 32.8%, to $1.07 for year ended December 31, 1995 compared to $1.59 for year ended December 31, 1994. In 1995, the Company added 29 new wells to its gathering system, compared to two new wells for 1994. With seven new wells already added in 1996, the Company anticipates volumes to increase.

     Construction Revenues. Construction revenues, contributed approximately 41.11% of total revenues for the year ended December 31, 1995 compared to 41.77% for the year ended December 31, 1994. This resulted in an increase of $3,756,990 or 81.1%, to $8,389,707 for the year ended December 31, 1995 compared to $4,632,717 for the year ended December 31, 1994.

     Revenues for 1995 were $5,193,339 from commercial work and $3,196,368 from industrial work, compared to $3,706,173 from commercial work and $926,544 from industrial work during 1994. The increase was due to the Company's focus on larger commercial and industrial contracts. As of December 31, 1995, uncompleted work related to commercial work was $2,601,431 and uncompleted work related to industrial work was $296,634.

     Manufacturing Revenues. Manufacturing revenues, contributed approximately 19.11% of total revenues for the year ended December 31, 1995 compared to 0.0% for the year ended December 31, 1994. The $3,898,894 increase in revenues was attributed to the Company's contracts to manufacture refineries for Quaker State Resources, a Quaker State Company, Dukeun Industrial Company of South Korea and the Company's joint venture partner Whelan Environmental Services of England. As of December 31, 1995, uncompleted work related to manufacturing of refineries was $1,532,834 compared to $0 for year ended December 31, 1994.

     Refining Revenues. Refining revenues contributed 6.13% of total revenues for the year ended December 31, 1995 compared to 7.7% for the year ended December 31, 1994. This resulted in an increase of $401,246, or 47.27%, to $1,250,000 for the year ended December 31, 1995 compared to $848,754 for the year ended December 31, 1994. The increase was attributed to the Company signing an exclusive licensing agreement for its contaminated oil reprocessing technology with Gadgil Western Corporation (formerly called Western India Group) for Bahrain and Singapore.

     The Company also received licensing fees from Quaker State Resources in the amount $678,273 which is classified on the balance sheet under caption " Deferred revenue." This revenue will be recognized in future periods if the contracts proceed as agreed to. If the Company's refinery operations proceed pursuant to current agreements, the Company anticipates that future revenues will come from the sale of refineries, ongoing royalties from sublicense agreements on a per gallon processed basis and profits from joint venture ownership in refineries.

     Direct Costs. Direct costs increased $7,858,458, or 96.3%, to $16,018,466 for the year ended December 31, 1995 compared to $8,160,008 for the year ended December 31, 1994. The increase of $7,858,458 for 1995 was mainly attributed to an increase in the Company's total revenues. As a percent of revenues, direct costs increased by 4.93%, to 78.5% for the year ended December 31, 1995 compared to 73.57% for the year ended December 31, 1994. This 4.93% increase was mainly attributed to the Company's contracts to manufacture refineries at cost for Quaker State Resources and Interline (UK).

     Selling, General and Administrative. Selling, general and administrative expenses increased $494,695, or 22.11%, to $2,732,811 for year ended December 31, 1995 compared to $2,237,853 for year ended December 31, 1994. As a percent of revenues, selling, general and administrative expenses were 13.39% for year ended December 31, 1995 compared to 20.18% for year ended December 31, 1994. These expenses consist principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Research and Development.     Research and development
expenses increased $35,033, or 5.63%, to $657,688 for year ended December 1995 compared to $622,655 for year ended December 31, 1994. As a percent of revenues, research and development expenses decreased to 3.22% for year ended December 31, 1995 compared to 5.61% for year ended December 31, 1994. Included in research and development is a $350,127 overrun on the manufacturing of the Genesis refinery. The overrun on the Genesis refinery is directly related to ongoing modifications during construction. These modifications will be implemented into the design of future refineries.

     The increase in research and development expenses in 1995 was primarily attributable to development and enhancement of its new hydrocarbon refining technology. The increase, in absolute dollars reflect additions to the Company's engineering staff and related costs required to support its continued emphasis on developing and testing its new hydrocarbon refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company therefore expects that research and development expenses will continue to increase in future periods.

     Depreciation and Amortization. Depreciation and amortization expenses increased $271,116, or 46.81%, to $850,309 for year ended December 31, 1995 compared to $579,193 for year ended December 31, 1994. As a percent of revenues, depreciation and amortization expenses decreased to 4.17% for the year ended December 31, 1995 compared to 5.22% for year ended December 31, 1994. The increase of $271,115 was attributed to the amortization of its refining technology and marketing rights and an increase in capital expenditures for year ended December 31, 1995.

Liquidity and Capital Resources

     The Company had $1,705,219 in cash and cash equivalents as of December 31, 1995, compared to $2,200,035 as of December 31, 1994. During 1995, the Company reported cash from operating activities of $2,296,355 compared to $742,473 for 1994. This increase in cash from operating activities was attributed to the Company's receiving $1 million from Gadgil Western Corporation, an increase in accounts payable attributed to the Genesis refinery site work and an increase in deferred revenue.

     Sources of liquidity for the Company include revenues from oil and gas operations, construction operations and revenues from sale of hydrocarbon refining technology and rights.
Management believes that the Company's cash from operating activities is not adequate to meet its operating and capital expenditure needs for the foreseeable future. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from a related individual. The obligation is due August 29, 1996. In the event of a default on the note the principal can be converted to up to 468,750 shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.

     Presently, Management is seeking to raise approximately $5 to $10 million for future expansion through borrowing or an equity placement of its common stock. If Quaker State Resources elects to purchase additional refining plants, the Company is entitled to receive the payments and licensing fees referred to in the Quaker State Resources agreement as well as construction
revenues from building the refining facilities.   These funds and
existing working capital are expected to be sufficient to fund current operations during fiscal year 1996.

     In the event management elects to participate in a joint venture in owning and operating refining plants, the Company would need to raise additional sums through borrowing or equity financing. Additionally, it is Management's intent that when potential purchasers of a refining plant place an order, the payment terms will be tailored to provide construction funds to build the plants. If the Company were to make any other major acquisitions during the coming year, issuance of additional stock, bank borrowing or other form of debt financing might be considered.

Material Changes in Balance Sheet

     The following represents material changes affecting the balance sheet as of December 31, 1995 compared to the balance sheet of December 31, 1994.

     Current Assets: Current assets increased to $5,580,562 as of December 31, 1995 from $4,368,878 as of December 31, 1994. The $1,211,683 increase in current assets is attributed to a decrease in cash and cash equivalents of $494,816 primarily from payment to vendors and the Company's current net loss, an increase of $1,033,015 in accounts receivable attributed to an increase in current year revenues and the larger construction contracts, an increase of $15,500 in current portion of note receivable, an increase of $18,858 in inventories, an increase of $709,127 in other current assets which is mainly attributed to cost in excess of billing on construction contracts and a decrease in restricted cash of $70,000 which was a requirement of a liquid contract with the Department of Transportation.

     Property, Plant and Equipment. Net property, plant and equipment increased to $10,461,186 as of December 31, 1995 from $7,507,613 as of December 31, 1994. The $2,953,573 increase was attributed to capital expenditures of $3,702,313, a decrease due to current year depreciation of $748,740. Major expenditures consisted of $859,574 for an amine plant located at Amoco's Bairoil plant, $548,773 for the purchase of the Conoco pipeline, $983,184 for site work at the Genesis refinery, $216,854 for tractors and trailers and $396,017 for additions to its gas gathering system.

     Current Liabilities. Current liabilities increased to $6,902,829 as of December 31, 1995 from $3,779,593 as of December 31, 1994. The $3,123,235 increase in current liabilities is attributed to a decrease in the Company's line of credit of $135,536, an increase of $2,237,045 in accounts payable due to the increase in current year revenues and larger construction contracts, an increase of $453,473 in accrued liabilities is mainly attributed to the Company's obligation to Phillips Petroleum Company, an increase of $433,524 in other current liabilities which was mainly attributed to billings in excess of cost on construction contracts and an increase of $134,729 in current portion of long-term debt.

     Non-Current Liabilities. Non-current liabilities increased to $3,392,692 as of December 31, 1995 from $3,035,885 as of
December 31, 1994. The $356,807 increase is attributed to an increase in deferred revenue of $307,152 which represents payments by Quaker State Resources, a principle reduction of $714,883 which represents payments to vendors, a decrease of $134,729 from reclassification of current portion of long term debt, and new debt and capital lease obligations of $899,267.

     Total Stockholders' Equity. Total stockholders' equity increased to $7,983,626 as of December 31, 1995 from $7,115,740 as of December 31, 1994, The $867,886 increase in equity is attributed to 850 shares of common stock issued for services valued at $2,197, a private placement of 288,888 shares of common stock issued for $1,298,783 and a decrease of $433,094 from current year net loss.

INFLATION

     The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar year. The Company believes that inflation will not materially and adversely impact its business plans for the future.

ITEM 7.   FINANCIAL STATEMENTS

                 Index to Financial Statements

Financial Statements

     Independent Accountants' Report
      Year ended December 31, 1995

     Balance Sheet -
       December 31, 1995

     Statement of Operations
      Years ended December 31, 1995 and December 31, 1994

     Statement of Changes in Stockholders' Equity -
      Years ended December 31, 1995 and 1994

     Statement of Cash Flows -
      Years ended December 31, 1995 and 1994

     Notes to Financial Statements

Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            INTERLINE RESOURCES CORPORATION
                    AND SUBSIDIARIES

            Consolidated Financial Statements

                   INTERLINE RESOURCES CORPORATION
                           AND SUBSIDIARIES










                               Contents





Independent Auditors' Report

Consolidated balance sheet, December 31,
1995

Consolidated statement of operations years ended December 31, 1995 and 1994

Consolidated statement of stockholders'
equity, years ended December 31, 1995
and 1994

Consolidated statement of cash flows
years ended December 31, 1995 and 1994

Notes to consolidated financial statements

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Interline Resources Corporation
and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Interline Resources Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                                        TANNER+Co.
Salt Lake City, Utah
March 19, 1996

                   INTERLINE RESOURCES CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheet

                          December 31, 1995
      Assets
Current assets:
   Cash and cash equivalents                             $  1,705,219
   Trade accounts receivable                                2,851,804
   Income taxes receivable                                     80,000
   Inventories                                                117,272
   Notes receivable - current portion                          40,200
   Other current assets                                       786,067

       Total current assets                                 5,580,562

Property, plant and equipment                              12,698,402

Accumulated depreciation and depletion                     (2,237,216)

       Net property, plant
       and equipment                                       10,461,186

Notes receivable                                              188,238

Intangible assets                                           1,953,598

Other assets                                                   95,563


                                                          $18,279,147

           Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        $4,492,790
   Accrued liabilities                                        737,201
   Current portion of long-term debt                        1,187,991
   Other current liabilities                                  484,847

           Total current liabilities                        6,902,829

Long-term debt                                              2,463,247
Deferred revenue                                              929,445

Contingencies                                                   -

Stockholders' equity:
   Preferred stock - $.01 par value, 25,000,000
     shares authorized, 1,000,000 series A
     shares authorized; -0- series A shares
     issued and outstanding                                       -
   Common stock - $.005 par value.  100,000,000
     shares authorized; 13,951,052 shares issued
     and outstanding                                           69,755
   Additional paid-in capital                               8,574,383
   Retained earnings deficit                                (660,512)

           Total stockholders' equity                       7,983,626

                                                          $18,279,147

See accompanying notes to consolidated financial statements.

                   INTERLINE RESOURCES CORPORATION
                           AND SUBSIDIARIES

                 Consolidated Statement of Operations

                Years Ended December 31, 1995 and 1994
                                                   1995             1994

Revenue                                     $20,405,802       11,091,172

Direct costs                                 16,018,466        8,160,008

Gross margin                                  4,387,336        2,931,164

Selling, general and
  administrative expenses                     2,732,811        2,237,853
Research and development                        657,688          622,655
Depreciation, depletion and amortization        850,309          579,193

Income (loss) from operations                   146,528         (508,537)

Other income (expense):
 Interest expense, net                         (303,534)        (293,841)
 Other expenses, net                           (276,088)        (154,590)

Loss before income taxes                       (433,094)        (956,968)

Income tax benefit
 Current                                          -               80,000
 Deferred                                         -              258,000

                                                  -             (338,000)

Net (loss)                                  $  (433,094)        (618,968)

Loss per common share                             $(.03)            (.05)

See accompanying notes to consolidated financial statements.

                    INTERLINE RESOURCES CORPORATION
                            AND SUBSIDIARIES

             Consolidated Statement of Stockholders' Equity

                 Years Ended December 31, 1995 and 1994


                                           AdditionalRetained
                       Preferred Stock          Common Stock   Paid-in
Earnings
                     Shares Amount      Shares  Amount    Capital     (Deficit)    Total
Balance, January 1,
1994                   -  $    -    12,962,405  64,812    4,140,732     391,550     4,597,094

Shares issued to
vendor to satisfy
accounts payable
January 1994
at $1.47 per share     -       -         6,800      34        9,966       -            10,000

Shares issued for
services in January,
1994 at $5.00 per
share                  -       -         7,480      37       37,363       -            37,400

Shares issued to
purchase equipment
in April, 1994 at
$4.75 per share        -       -        13,368      67       63,433       -            63,500

Shares issued for
services in June,
1994 ranging between
$5.78 and $5.87
per share              -       -         4,594      24       26,690       -            26,714

Shares issued in
private placement
offering for cash
October, 1994 at
$4.50 per share        -       -       666,666   3,333    2,996,667       -            3,000,000

Net loss December
31,1994                -       -             -       -            -    (618,968)        (618,968)

Balance, December
31, 1994               -       -    13,661,313  68,307    7,274,851    (227,418)       7,115,740

Stock options
exercised at
$4.50 per share        -       -       288,889   1,444    1,297,336       -            1,298,780

Shares issued for
services at $2.58
per share              -       -           850       4        2,196       -                2,200

Net loss December
31, 1995               -       -             -       -            -    (433,094)        (433,094)

Balance, December
31, 1995               -  $    -    13,951,052  69,755    8,574,383    (660,512)       7,983,626

See accompanying notes to consolidated financial statements.

                    INTERLINE RESOURCES CORPORATION
                            AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows

                 Years Ended December 31, 1995 and 1994
                                                   1995          1994
Cash flows from operating activities:
 Net loss                                    $ (433,094)     (618,968)
 Adjustment to reconcile net loss to
   net cash provided by operating activities:
   Depreciation, depletion and amortization     850,309       579,193
   (Gain) loss on disposal of asset              (7,285)      124,664
   Loss on write off of technology costs         82,573         -
   Common stock issued for services               2,200        64,114
   (Increase) decrease in:
      Accounts receivable                    (1,014,184)     (707,284)
      Income tax receivable                       -           (80,000)
      Inventories                               (18,858)        -
      Other current assets                     (709,127)       16,539
      Other assets                              112,626        53,975
   Increase (decrease) in:
      Accounts payable                        2,237,045       930,806
      Accrued liabilities                       453,473       150,898
      Income taxes payable                        -           (10,000)
      Deferred income taxes                       -          (258,000)
      Deferred revenue                          307,152       504,438
      Other current liabilities                 433,525        (7,902)
        Net cash provided by
        operating activities                  2,296,355       742,473

Cash flows from investing activities:
 Proceeds from sale of equipment                  7,285       231,478
 Change in restricted cash                       70,000       (70,000)
 (Increase) decrease in notes receivable
   from shareholders                             25,190          (231)
 Purchase of technology and marketing rights   (538,961)      (49,585)
 Purchase of property, plant and equipment   (2,803,046)   (1,908,011)
        Net cash used in investing
        activities                           (3,239,532)   (1,796,349)

Cash flows from financing activities:
 Proceeds from notes payable and
 long-term debt                                  -            399,587
 Proceeds from issuance of common stock       1,298,780     3,000,000
 Payments on long-term debt                    (850,419)     (841,231)
        Net cash provided by
        financing activities                    448,361     2,558,356

   Net increase (decrease) in cash             (494,816)    1,504,480

Cash, beginning of year                       2,200,035       695,555

Cash, end of year                            $1,705,219     2,200,035

Supplemental Disclosure of Cash Flow Information

   Actual cash amounts paid for:

      Interest                                 $326,080       265,785

      Income taxes                             $  -            22,906

Supplemental Schedule of Non-Cash Investing and Financing Activities

  During the year ended December 31, 1995, the following transactions occurred:

         Property and equipment with a total value of $899,267 was purchased with long-term debt.

  During the year ended December 31, 1994, the following transactions occurred:

         Property and equipment with a total value of $1,233,001 was purchased with debt of $1,169,501 and the issuance of 13,368 shares of the Company's restricted common stock valued at $63,500.

         The Company issued 6,800 shares of its restricted common stock as payment of $10,000 of accounts payable.

         The Company also disposed of certain assets where the purchasers assumed an aggregate of $20,192 of debt as a part of the disposal.

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                   December 31, 1995 and 1994



(1) Summary of Significant Accounting Policies

      Principles of Consolidation
        The consolidated financial statements include the financial statements of Interline Resources Corporation, Inc. (the Company) and its subsidiaries, 100% owned directly or indirectly. All significant intercompany transactions and balances have been eliminated in consolidation of the Company with these entities.

    Business Activity
        The Company's principal segments of operations consist of the following industries:

    Gas Processing
        The Company gathers natural gas through a system of pipelines to its gas processing plant. The gas is then processed and fractionated into its constituent natural gas liquid products and remaining residue gas. Residue gas is sold into a major interstate pipeline and the natural gas liquid products are sold to both end users and other major refineries for further refinement.

    Construction
        The Company operates in the construction industry, primarily in the areas of plumbing, heating, air conditioning and industrial piping. The Company obtains construction contracts through competitive bids and operates primarily in the state of Utah. As a condition for entering into construction contracts the Company has purchased surety bonds. The bonds are collateralized by certain assets of the Company and personal guarantees of two shareholders.

    Refining
        The Company has a license to market a patented technology which refines various types of oils, producing a usable product. The Company's marketing efforts extend to a worldwide market. Revenues are generated through the design and manufacture of the plants, consultation regarding the process, and royalties on the technology.

      Manufacturing
        The Company designs and manufactures refineries which employ the Company's licensed oil refining technology. The manufacturing process includes the initial engineering work through the final assembly of the refinery on the customer's site. The Company is required to maintain certification for its manufacture of pressure vessels and boiler piping. Revenues from this segment are generated from projects constructed for placement at local, as well as, international sites.

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued
(1) Summary of Significant Accounting Policies - Continued

    Concentration of Credit Risk
        Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers.
    Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

    Construction Operations
        Construction revenues are recognized on the percentage-of-completion method of accounting. Profits on contracts are recorded on the basis of "cost-to-cost" determination of percentage-of-completion on individual contracts, commencing when progress reaches a point where cost and estimate analysis and other evidence of trend are sufficient to estimate final results with reasonable accuracy. That portion of the total contract price which is allocable to contract expenditure incurred and work performed is accrued as earned income. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. Claims for additional revenue are recognized when settled. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(1) Summary of Significant Accounting Policies - Continued

    Cash Equivalents
        For purposes of the consolidated statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

    Inventories
        Inventories consisting of supplies and miscellaneous materials are recorded in the financial statements at their aggregate lower of cost (first-in, first-out) or market.

    Property, Plant and Equipment
        Property, plant and equipment are carried at cost. Depreciation is computed using straight-line and accelerated methods. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. The estimated useful lives are as follows:

                                                      Estimated
                                                        Useful
                                                         Life

         Buildings and equipment                     15-25 years
         Equipment and vehicles                       3-10 years

    Investments
        Investments in less than majority owned entities are accounted for using the equity method. Investments are included in the financial statements under the caption of "Other Assets."

      Income Taxes
        Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

        The Company for income taxes uses the completed contracts method of recognizing construction revenues on long-term contracts. Under this method, contract revenues are deferred until contract completion. The income recognition on long-term contracts for financial reporting, therefore, exceeds the income recognition for tax reporting. The difference will be taxable when the contracts are substantially complete. The Company also provides for depreciation on the straight-line and accelerated methods for financial accounting while using various accelerated methods for income tax accounting. The tax effects of these differences are reflected as deferred income taxes.


                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued
(1) Summary of Significant Accounting Policies - Continued

    Amortization
        The Company amortizes its marketing and technology rights for the refining process over seventeen years. These periods approximate the assets' useful lives.

    Income Per Common Share
        Income per share or common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares outstanding at December 31, 1995 and 1994 is approximately 13,815,125 shares and 13,156,000 shares, respectively. Fully diluted income per share information is not presented as the per share amounts are either antidulitive or not different from presented per share amounts.

      Use of Estimates in Financial Statements
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassification
        Certain amounts in the prior years financial statements have been reclassified to conform to the 1995 presentation.


(2) Note Receivables and Deferred Revenue

        The Company entered into a contract to modify and refurbish a plant for another entity. During 1993, the construction was complete and the Company began receiving payments for this construction. Terms of the agreement stipulate that the Company will be reimbursed at the rate of 200% of its actual costs. Payments are received based on the incremental margin of liquid prices charged over the revenue expected from gas sales. At December 31, 1995, the note receivable balance totalled approximately $213,000. An amount totalling approximately $102,000 has been recorded as deferred revenue related to this note. Income of $11,952 and $4,505 was recognized as income on the note during the years ended December 31, 1995 and 1994, respectively.

        The Company also has a demand note receivable from a former employee which totalled $15,200 at December 31, 1995.

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(2) Note Receivables and Deferred Revenue - Continued

        During the year ended December 31, 1995, the Company received approximately $828,000 on contracts and proposed contracts regarding licensing of technology. These funds were not earned prior to December 31, 1995 and have, therefore, been deferred to a future year as deferred revenue.


(3) Construction Contracts in Process

        Information with respect to construction contracts in process at December 31, 1995 follows:

       Costs on uncompleted contracts            $11,303,573
       Estimated earnings thereon                  1,261,703

                                                  12,565,276

       Less billings applicable thereto           12,370,595

                                                $    194,681

       Costs and earned profit on construction
         contracts - unbilled                   $    679,527
       Billings in excess of costs and earned
         profit on construction contracts           (484,846)

                                               $     194,681

        These balances are included in the financial statements under the captions of "Other Current Assets" and "Other
    Current Liabilities."

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(4) Accounts Receivable

        Accounts receivable consist of the following:

         Construction contracts:
            Contracts in progress                 $  308,181
            Completed contracts                      195,860
            Retainage                                759,901

         Total construction receivables            1,263,942
         Nonconstruction related accounts
          receivable                               1,592,862

                                                   2,856,804
         Less allowance for doubtful accounts         (5,000)

                                                  $2,851,804


(5) Property and Equipment

        Property and equipment at December 31, 1995 consists of the following:

         Vehicles                                $   461,498
         Machinery and equipment                   8,244,701
         Buildings and structures                  1,776,872
         Oil and gas properties                      915,124
         Office furniture and equipment              302,092
         Construction in progress                    998,115

                                                  12,698,402
         Less accumulated depreciation
            and depletion                         (2,237,216)

                                                 $10,461,186

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(6) Technology and Marketing Rights

        During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil. The Company is currently in negotiations with several entities who desire to use its refining process. The Company capitalized $1,712,989 of patent, engineering, and other costs related to this agreement during the year ended December 31, 1993. These rights are being amortized on a straight-line basis over fifteen years. Amortization expense of $85,418 was recorded during each of the years ended December 31, 1995 and 1994, and accumulated amortization at December 31, 1995 totaled $170,836.

        During 1992, the Company entered into an agreement to purchase technology and marketing rights to a scanner, which would upon complete development, will convert handwritten text into usable computerized characters. During 1995, the Company determined the technology to not be economically viable. An amount totalling $30,000 was capitalized as the remaining value of computer and other equipment which is utilizable in other areas of the Company. The remaining cots were charged to expense during 1995.


(7) Income Taxes

        Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

        The Company's income tax (expense) benefit differed from the statutory federal rates as follows:

                                                  1995     1994
             Statutory rate applied to loss
           before taxes                       $ 140,000  319,000
         State income taxes                      22,000   47,000
         Increase in valuation allowance      (162,000)  (28,000)

         Income tax (expense) benefit     $         -    338,000

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(7) Income Taxes - Continued

        Significant components of the Company's deferred tax
    (assets) and tax liabilities at December 31, 1995 are as follows:

         Depreciation                                   $652,000
         Revenue recognition on construction contracts   471,000
         Net operating losses                         (1,140,000)
         Capital loss carryover                         (77,000)
         Valuation allowance                              94,000

                                                       $   -

        The Company has approximately $2,417,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2010. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized. In addition, the Company has $207,000 of capital loss carryforwards to use against income.

        It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. Consequently, a valuation allowance has been established to offset any tax asset.


(8) Long-Term Debt

        Long-term debt at December 31, 1995, is as follows:

       Notes payable to various financial
       institutions bearing interest at
       between 6.8% and 11.25%, due in
       combined monthly installments of
       $15,492 including interest, secured
       by real estate                                 $1,143,759

       Note payable to various entities
       with interest at between 9.25% and 12.25%,
       requiring combined monthly installments
       of $29,290 including interest,
       collateralized by the Company's
       natural gas gathering system
       and processing plants                             767,993


                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(8) Long-Term Debt - Continued

       Note payable to a financial
       institution, due in monthly
       installments of $5,870, including
       interest at prime plus 3.5%
       (12% at December 31, 1995),
       secured by a life insurance
       policy, equipment and accounts
       receivable                                        460,726

       Notes payable to various financial
       institutions, due in combined monthly
       installments of $16,380, including
       interest at rates between 8.5% and
       11.9%, secured by vehicles, inventories,
       equipment, and receivables                        354,274

       Convertible note payable to an
       individual, due in lump sum in
       June, 1996, including interest of
       10%, unsecured (see note 10)                      250,000

       Notes payable to officers/shareholders
       due in 1996, interest accruing at
       between 5% and 12%, unsecured                     122,201

       Capital lease obligations (see note 9)            552,285

                                                       3,651,238

       Less current portion of long-term debt          1,187,991

         Net long-term debt                           $2,463,247

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(8) Long-Term Debt - Continued

    Future maturities of long-term debt as of December 31, 1995 are as follows:

         Year                                    Amount

         1996                                $1,187,991
         1997                                   613,334
         1998                                   465,505
         1999                                   369,655
         2000                                   324,372
         Thereafter                             690,381

                                             $3,651,238

        None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


(9) Capital Leases

        The Company has entered into several noncancellable capital leases for equipment. The leases have between two and five year lease terms aggregate monthly payments total $9,563. The assets under capital lease have been capitalized at an aggregate cost of $634,746 and accumulated amortization of these costs totaled $98,535 at December 31, 1995. Future minimum lease payments are as follows:

       Year Ending December 31:
         1996                                        $160,014
         1997                                         183,508
         1998                                         151,636
         1999                                          99,797
         2000                                          81,653

         Total minimum lease payments                 676,608

         Less amount representing interest            124,323

         Present value of minimum lease payments     $552,285

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(10)   Convertible Debt

        During 1994, the Company issued a $250,000 senior convertible note payable to an individual. The note bears interest at 10% and is due in lump sum on June 30, 1996.
    The note is convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder. The note is senior to all debt agreements entered into by the Company subsequent to the date of the note.

(11)   Related Transactions

        The Company had transactions with related parties during the years ended December 31, 1995 and 1994 is as follows:

                  As part of the merger with Interline Natural
         Gas, Inc., the Company issued long-term notes payable totaling approximately $300,000 to officer/shareholders of the Company. The balance of these notes at December 31, 1995 was approximately $122,000. Interest expense on these notes totaled $10,192 and $13,866 for 1995 and 1994.


(12)   Common Stock

        During the year ended December 31, 1994 as a condition for a private placement of the Company's restricted common stock, the Company entered into an agreement which contains certain restrictive covenants. The Company may not sell its restricted common stock for a price less than $4.50 or issue options or warrants of equal effect for a two year period ending October 1996. The Company also may not repay any related party debt during this period. These covenants may be waived upon obtaining written consent of the other party in the agreement.


(13)   Stock Options

        During the year ended December 31, 1995, the Company issued common stock options to officers and employees as follows:

           On February 24, 1995, options for the purchase of a total of 30,000 shares at $4.50 per share were granted to officers of the Company. These options expire on February 23, 2000 and remained unexercised at December
       31, 1995.

                INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued

(13)   Stock Options - Continued

           On April 21, 1995, options for the purchase of a total of 50,000 shares at $4.50 per share were granted to officers of the Company. These options expire on February 23, 2000 and remained unexercised at December
       31, 1995.

           On June 25, 1995, options for the purchase of a total of 67,500 shares at $4.50 per share were granted to employees of the Company. These options expire on June 24, 2000 and remained unexercised at December 31, 1995.

        On March 13, 1995, options for the purchase of a total of 888,889 shares at $4.50 per share were granted to an unrelated company. A total of 288,889 options were exercised during 1995 for proceeds of approximately $1,300,000. The terms of the options include expiration of a portion of the shares available under the option each month after the date of grant. Options for a total of 400,000 shares expired during 1995. At December 31, 1995, a total of 200,001 options remained unexercised.

        During the year ended December 31, 1994, prior to the issuance of common stock through the private placement (see note 12) the Company granted officers of the Company stock options to purchase 37,500 shares of the Company's restricted common stock for between $5.85 and $6.38 per share. None of these options were exercised prior to December 31, 1995.


(14)   Segment Information

        The Company has operations in the segments of gas processing, construction and other. The following is a breakdown by segment:

                                                  1995     1994
       Capital expenditures:
         Oil and gas processing              $2,297,346   2,088,207
         Construction                            92,752     947,769
         Manufacturing                          147,574       -
         Refining                               931,236      81,967
         Other                                  233,405      23,069

            Total                            $3,702,313   3,141,012

                    INTERLINE RESOURCES CORPORATION
                            AND SUBSIDIARIES

         Notes to Consolidated Financial Statements - Continued

(14)   Segment Information - Continued

       Depreciation and amortization:
         Oil and gas processing             $   568,345     320,830
         Construction                            53,177      55,566
         Manufacturing                           33,765       -
         Refining                               135,591     129,872
         Other                                   59,429      72,925

            Total                               850,309     579,193

       Identifiable assets:
         Oil and gas processing               8,076,618   7,904,089
         Construction                         3,336,492   2,448,373
         Manufacturing                        2,310,519       -
         Refining                             3,512,414   2,503,659
         Other                                1,043,104   1,075,097

            Total                            18,279,147  13,931,218

       Revenue:
         Oil and gas processing               6,867,201   5,609,701
         Construction                         8,389,707   4,632,717
         Manufacturing                        3,898,894       -
         Refining                             1,250,000     848,754

            Total                            20,405,802  11,091,172

       Operating income:
         Oil and gas processing                 297,574     214,251
         Construction                           196,374     101,640
         Manufacturing                         (548,715)      -
         Refining                               201,295    (711,241)
         Other                                    -        (113,187)

            Gross margin                        146,528    (508,537)

         Interest expense                      (303,534)   (263,545)
         Other corporate expenses              (276,088)   (184,886)

         Loss before income taxes              (433,094)   (956,968)

               INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - Continued
(15)   Contingencies

        The Company is a partner in several joint ventures. The joint ventures have incurred debt related to the development of the project. The Company, as a joint venture partner, is contingently liable for the debt. The debt totals approximately $1,085,000 at December 31, 1995.

        The Company is involved in litigation arising during the normal course of business. Management is vigorously defending its position and believes that it has meritorious defenses. The financial statements reflect any amounts that management believes would be payable should the litigation rule in favor of the plaintiff.


(16)   Profit Sharing Plan

        During 1995, the Company commenced a defined contribution retirement plan which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $2,218 for the year ended December 31, 1995.


(17)   Subsequent Events

        On February 29, 1996, the Company obtained $1,500,000 in 6% senior indebtedness from a related individual. The obligation is due August 20, 1996 or is convertible to shares of the Company's restricted common stock at the option of the lender. The obligation is secured by assets of the Company. Also on the same date, the same related individual extended the terms of a prior $250,000 obligation originally due June 30, 1996 to August 31, 1996.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     No disclosure required.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and executive offices of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                    Age            Position

     Michael R. Williams      44      Chairman/CEO/President/Director

     Stephen P. Yeoman        41      Secretary/Director

     R. LaMar Gagon           51      Director

     Mark W. Holland          39      Chief Financial
                                      Officer/Director

    Background information concerning the Company's officers and directors is as follows:

    Michael R. Williams. Mr. Williams has been an officer and director of the Company since October 1990. Mr. Williams received his Bachelor of Arts degree in Business Management from Brigham
Young University in 1975.

    Stephen P. Yeoman. Mr. Yeoman has been employed by the Company as a vice president since August 1992. He was also appointed as a director and secretary of the Company in February 1995. From April 1992 to August 1992, Mr. Yeoman was independent consultant. From March 1988 to March 1992, Mr. Yeoman was employed by Southern American Insurance as executive vice president and director, and by Seven Peaks Resort as a director. In April 1992, Seven Peaks Resort filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Law. In March 1992, Southern American Insurance Company filed a voluntary liquidation with State of Utah Insurance Department.

    R. LaMar Gagon. Mr. Gagon has been a director of the Company since 1994. Mr. Gagon is Vice President and founder of the Draper, Utah based Gagon Mechanical Contractors Inc. Gagon is a industrial/commercial contracting company building and providing mechanical services to the construction, refinery, mining, government, military and aerospace industries. He studied mechanical engineering at Brigham Young University, after graduating from Utah Technical College.

    Mark W. Holland. Mr. Holland has been employed as a Controller for the Company since 1989 and was appointed a director of the Company in 1995. From 1983 to 1989 Mr. Holland was employed by Savage Industries, Inc. as an accountant and as a Controller for the Ideal Corporation and Cornelius Development Corporation subsidiaries. Mr. Holland received his Certified Public Accountant certification in 1989. Mr. Holland received his Bachelor of Science degree in Accounting and Business Administration from Southern Utah State College in 1983.

     B.   Significant Employees. None.

     C.   Family Relationships. None.

     D. Other: Involvement in Certain Legal Proceedings. Except as set forth in the disclosure about Mr. Yeoman, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

     E. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 4 must be filed within 10 days after the end of the calendar month in which a sale or purchase occurred. Based upon review of Forms 4 filed with the Company, those officers and directors were current on all filings related to Form 4.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                   SUMMARY COMPENSATION TABLE


Long-Term Compensation
               Annual Compensation      Awards     Payouts
(a)        (b)   (c)          (d)       (e)       (f)       (g)         (h)       (i)
                                         Other                                     All
Name and                                 Annual    Restrict  Option/     LTIP      Other
Principal         ($)         ($)        Compen-   Stock     SAR's       Payouts   Compen-
Position    Year   Salary      Bonus     sation    Awards    (#)         ($)       sation ($)

Michael R.  1995   $198,000    $-0-      $-0-      $-0-      7,500(1)    $-0-      $-0-
Williams    1994   $168,000    $-0-      $-0-      $-0-      7,500(1)    $-0-      $-0-
President   1993   $168,000    $-0-      $-0-      $-0-    357,500(1)    $-0-      $-0-
CEO, Chair-
man

LaMar       1995   $100,000    $-0-      $-0-      $-0-     24,167(2)    $-0-      $-0-
Gagon       1994   $100,000    $-0-      $-0-      $-0-      7,500(2)    $-0-      $-0-
Director,   1993   $-0-        $-0-      $-0-      $-0-        -0-       $-0-      $-0-
President,
Gagon

     (1) In August 1993, Mr. Williams was granted an option to purchase 357,500 shares of common stock at a price of $1.08125 per share, which was the estimated market price at the time of grant. The option was approved by the Company's shareholders on May 10, 1994. The option was not exercisable until the expiration of six months from the date of shareholder approval. In February 1994, Mr. Williams was granted an option to purchase 7,500 shares of the Company's common stock at a price of $5.65 per share, which was the estimated market price at the time of grant. The option was issued pursuant to the Company's 1994 Officer and Director Stock Option Plan and was approved by the Company's shareholders on May 10, 1994. The option was not exercisable until the expiration of six months from the date of shareholder approval. According to the Plan approved by shareholders, another 7,500 shares of the Company's stock was granted March 1, 1995 at a price of $4.50.

     (2) In February 1994, Mr. Gagon was granted an option to purchase 7,500 shares of common stock at a price of $5.65 per share, which was the estimated market price at the time of grant. The option was issued pursuant to the Company's 1994 Officer and Director Stock Option Plan and was approved by the Company's shareholders on May 10, 1994. The option was not exercisable until the expiration of six months from the date of shareholder approval. According to the Plan approved by shareholders, another 7,500 shares of the Company's stock was granted March 1, 1995 at a price of $4.50. Mr. Gagon was granted 16,667 shares of the Company's stock at an exercise price of $4.50 per share, according to a stock option grant approved by shareholders on June 15, 1995. The option was not exercisable until the expiration of six months from the date of shareholder approval.

     The Company provides health and life insurance to its employees, including its officers and certain directors.

Stock Options Granted During 1995

     The following table provides information on grants of stock options during 1995 to the persons named in the Summary
Compensation Table above.

                     OPTION GRANTS IN 1995

                   Individual
                     Grants

      (a)          (b)     (c)     (d)     (e)
                          % of
                          Total   Exerc
                  Optio  Option    ise
                    ns      s       or   Expira
     Name         Grant  Grante    Base   tion
                    ed    d to    Price   Date
                   (#)   Employ   ($/Sh
                           ees      )
                           in
                         Fiscal
                          Year
LaMar Gagon      24,167  16.38%   $4.50  2/24/00
Michael R.        7,500   5.08%   $4.50  2/24/00
Williams

Option Values at December 31, 1995

     No options were exercised during 1995 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 1995 owned by the people named in the Summary Compensation Table above.

                 AGGREGATE OPTION EXERCISED IN 1995
                  AND YEAR END 1995 OPTION VALUES
     (a)          (b)    (c)          (d)                (e)
                                   Number of           Value of
                                  Unexercised        Unexercised
                                   Options at        In-the-Money
                               Year End 1995 (#)      Options at
                                                    Year End 1995
                                                        ($)(1)
                Shares
                Acquire Value
     Name        d on   Reali  ExercisableUnexe    ExercisableUnexe
                Exercis  zed   rcisable            rcisable
                   e

M. R. Williams    -0-    -0-   372,500                $1,165,369
LaMar Gagon       -0-    -0-    31,667                      $-0-

(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 1995 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the American Stock Exchange Emerging Company Marketplace on December 31, 1995 ($4.375).

Employment Agreements

     The Company has no written employment agreement with any officers or directors. Michael R. Williams is paid a monthly salary of $16,500 by the Company. LaMar Gagon, a director of the Company and the president of Gagon Mechanical Contractors, is paid a monthly salary of $8,333.

Compensation of Directors

     The Company's directors receive no compensation for Board of Directors Meetings attended. On February 24, 1994, the Board of Directors adopted an Officer and Directors Stock Option Plan. The Plan was adopted by the Company's shareholders on May 10, 1994 and is a "formula" grant plan. The Plan provides that each director and officer is to receive an option to purchase 7,500 shares at market value on the initial date of grant or upon becoming an officer or director of the Company. The initial date of grant was February 24, 1994. On March 1st of each year thereafter, an additional option for 7,500 shares is granted. Such additional options are exercisable at the market value on such date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 15, 1995 by: (1) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.


Name and Address
Percentage
of Beneficial Owner                Shares Owned(1)
Owned

Michael R. Williams(2)(3)         3,317,363                       22%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Stephen P. Yeoman(2)(4)              52,222                       .3%
160 W. Canyon Crest Rd.
Alpine, UT 84004

R. LaMar Gagon(2)(5)                291,312                        2%
8531 S. 700 West
Sandy, UT 84070

Gearle D. Brooks(6)               1,016,494                        7%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Name and Address
Percentage
of Beneficial Owner                Shares Owned(1)               Owned

Mark W. Holland(7)                   117,220                       1%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Maurice D. Sabbah(8)               2,120,416                      14%
c/o 461 Fifth Avenue
New York, NY

All Officers and Directors         3,778,117                      25%
as a Group (4 persons)
Total Shares Issued and           14,671,802                     100%
Outstanding(1)

     (1) As of March 15, 1996 there were 13,951,052 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission, for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 720,750 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 14,671,802 shares issued and outstanding.

     (2) These individuals are the officers and directors of the Company.

     (3) Mr. Williams is the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,922,198 beneficially owned, 15,165 owned by his minor children and 380,000 shares issuable upon the exercise of currently exercisable options.

     (4) Includes 5,000 shares owned directly by Mr. Yeoman, 15,555 shares owned by his wife and 31,667 shares issuable upon the exercise of currently exercisable options. Mr. Yeoman is the president of Interline Hydrocarbon and a director of the Company.

     (5) Includes 252,145 shares owned directly by Mr. Gagon and 39,167 shares issuable upon the exercise of currently exercisable stock options. Mr. Gagon is a director of the Company and is president of a subsidiary of the Company.

     (6)  The number of shares indicated as owned by Mr.
     Brooks includes 853,994 owned directly by Mr. Brooks and 162,500 shares issuable upon the exercise of a currently exercisable stock option.

     (7) Mr. Holland is a director and the Chief Financial
     Officer of the Company. The number of shares indicated as owned by Mr. Holland includes 78,054 directly owned by Mr. Holland and 39,166 shares which may be issued upon the exercise of a currently exercisable stock option.

     (8) Includes 2,052,666 shares which are owned directly by Mr. Sabbah and 67,750 shares which may be issued upon the conversion of outstanding debt instrument. His wife owns 29,000 shares, and his daughter owns 25,000 shares of the Company's stock. Mr. Sabbah disclaims beneficial ownership of the securities owned by his wife and by his daughter.

     B.   Security Ownership of Management. See Item 11(a) above.

          C. Changes in Control. No changes in control of the Company are currently contemplated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In connection with the Company's purchase of its corporate offices in Alpine, Utah, in 1992, Michael R. Williams executed a personal and individual guarantee agreement for the $250,000 SBA 504 portion of the long-term financing. Michael R. Williams, Timothy G. Williams and Gearle D. Brooks executed guarantees as individual guarantors of the commercial bank's $562,000 first mortgage.

     Effective December 31, 1993, the Company acquired Gagon Mechanical Contractors, Inc., a Utah corporation owned by R. LaMar Gagon, a director of the Company, and his brother. The Company issued 200,000 shares of its common stock to the two shareholders of Gagon Mechanical Contractors, Inc. in exchange for all of the issued and outstanding shares thereof. Gagon Mechanical Contractors, Inc. is operated as a wholly owned subsidiary of the Company.

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 6% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1995 was as follows:

                              Total Amount             Unpaid as
                              of Loans                 of 12/31/95
          Lender

     Michael R. Williams           $89,519              $ -0-
     Timothy G. Williams           $19,000              $  9,000
     Gearle D. Brooks              $79,985              $ 48,358

     As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1995 was as follows:



                              Total Amount             Unpaid as
                              of Loans                 of 12/31/95
         Lender

     Michael R. Williams           $165,000             $ -0-
     Timothy G. Williams           $ 60,000             $ -0-
     Gearle D. Brooks              $ 75,000             $64,843

     On Feb. 29, 1996, the Company obtained a 6% senior secured note of $1,500,000 from Maurice Sabbah, a 14 percent owner of the Company. The principal is due August 29, 1996. If there is a default under the 6% senior secured note, then the principal can be converted to up to 468,750 shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.

     Also on Feb. 29, 1996, the $250,000, 10% senior convertible note that was due June 30, 1996 was extended until August, 29, 1996.

Parents of Company

     The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company.
For information regarding the shareholdings of the Company's officers and directors, see Item 11.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit
Index.

     B.   Reports on Form 8-K. The Company filed no reports on
Form 8-K during the last quarter of the fiscal year ended
December 31, 1995.

Exhibits to Form 10-KSB

                                                     Sequentially
     Exhibit                                             Numbered
     Number                   Exhibit                        Page

      3.1      Articles of Incorporation - Incorporated by  N/A
               Reference to Exhibit 3.1 to Registration
               Statement No. 33-25011-D on Form S-18

      3.2      Amendment to Articles of Incorporation -     N/A
               Incorporated by reference to Form 8-A
               filed January 18, 1991

      3.3      Bylaws - Incorporated by reference to Exhibit N/A
               3.2 to Registration Statement 33-25011-D on
               Form S-18

     10.1      Agreement and Plan of Reorganization -       N/A
               Northcut Energy effective October 22, 1990.
               (Incorporated by reference to Form 8-K filed
               October 23, 1990)

     10.2      Agreement and Plan of Merger -               N/A
               Northcut Energy and Interline Natural Gas, Inc.
               December 23, 1991. (Incorporated by reference to Form 8-K dated March 6, 1992)

     10.3      License Agreement - Petroleum Systems, Inc.   NA
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.4      License Agreement - Gadgil Western Corporation  NA
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.5 Stock Option Agreement - Michael R. Williams NA dated August 29, 1993
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.6 Stock Option Agreement - Timothy G. Williams NA dated August 29, 1993
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.7      Stock Option Agreement - Gearle D. Brooks     NA
               dated August 29, 1993
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.8      1994 Non-Insider Stock Option Plan            NA
               dated February 24, 1994
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.9      1994 Officer and Director Stock Option Plan   NA
               dated February 24, 1994
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.10     Agreement and Plan of Reorganization -      NA
               Gagon Mechanical Contractors, Inc.
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.11     Quaker State Resources Agreements      NA
               (Incorporated by Reference to Form 8-K
               dated September 13, 1994)

     10.12     Whelan Environmental Services Agreement        NA
               (Incorporated by Reference to Form 10-KSB dated December 31, 1994)

     10.13     Amoco Processing/Transportation Agreement

     10.14     PSI Assignment Agreement

     10.15     Dukeun Industrial Company Agreements

     10.16     Bahrain and Singapore Agreement

     10.17     Genesis Petroleum - Salt Lake, L.L.C Agreements

     10.18     Guarantee - Interline (UK)

     10.19     Note Purchase Agreement - Maurice Sabbah

     21.1      Subsidiaries of Registrant


- -----------------------------------------------------------------

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996             INTERLINE RESOURCES CORPORATION


                             By/s/ Michael R. Williams
                                Michael R. Williams
                                CEO/President
                                Director
                                Principal Executive Officer

                             By/s/ Mark W. Holland
                               Mark W. Holland
                               Chief Financial Officer
                               Director

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date               Title               Signature


March 29, 1996  CEO/President     /s/ Michael R. Williams
                and Director        Michael R. Williams


March 29, 1996  Vice President/   /s/ Stephen P. Yeoman
                Secretary/          Stephen P. Yeoman
                Director

March 29, 1996  Director          /s/ R. LaMar Gagon
                                    R. LaMar Gagon


March 29, 1996  Director          /s/ Mark W. Holland
                                    Mark W. Holland