Form 10QSB
period 1996-03-31
INTERLINE RESOURCES CORP
filed 1996-05-15
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
                 Securities Exchange Act of 1934
              For the Quarter Ended March 31, 1996
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

Common stock outstanding at May 14, 1996 - 13,951,052 shares of
$.005 par value Common stock.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        TABLE OF CONTENTS

Part I     Financial Information


           Condensed consolidated balance sheet for March 31, 1996 (unaudited) and December 31, 1995


           Condensed consolidated statement of operations for three and six months ended March 31, 1996 and 1995 (unaudited)


           Condensed consolidated statement of cash flow for six months ended March 31, 1996 and 1995 (unaudited)


           Notes to condensed consolidated financial statements

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Part II    Other Information

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

Item 6(a)  Exhibits

Item 6(b)  Reports on Form 8-K

Signatures

                       INTERLINE RESOURCES
                           CORPORATION
                        AND SUBSIDIARIES








                         PART I - ITEM 1


                      FINANCIAL STATEMENTS
                           (UNAUDITED)

                         MARCH 31, 1996


The condensed financial statements included have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company presumes that the user of this interim financial information has read or has access to the audited financial statements for the preceding fiscal year----and in that context, this disclosure is adequate for a fair presentation of the Company's financial position.

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of March 31, 1996, have been made. The results of operations for the interim period is not necessarily indicative of the results to be expected for the entire year.


                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

                   Consolidated Balance Sheet




                                                   March 31,  Dec.  31,
                                                     1996       1995
                                                 (unaudited)


Assets

Current assets:
  Cash and cash equivalents                        $245,942   $1,705,219
  Accounts receivable - trade                    $2,790,892    2,851,804
  Income taxes receivable                            80,000       80,000
  Inventories                                       112,504      117,272
  Note receivable - current portion                  40,200       40,200
  Other current assets                            1,304,723      786,067

     Total current assets                         4,574,261    5,580,562

Property, plant and equipment                    12,878,951   12,698,402
Accumulated depreciation and depletion           (2,522,923)  (2,237,216)

     Net property, plant & equipment             10,356,028   10,461,186

Note receivable                                     176,415      188,238
Technology and marketing rights                   1,929,696    1,953,598
Other assets                                        388,997       95,563

        Total assets                            $17,425,397  $18,279,147

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

             Consolidated Balance Sheet - Continued

                                                   March 31,  Dec.  31,
                                                      1996      1995
                                                 (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                               $4,073,180   $4,492,790
  Accrued liabilities                               393,223      737,201
  Current portion of long-term debt               2,482,881    1,187,991
  Other current liabilities                         120,143      484,847

     Total current liabilities                    7,069,427    6,902,829

Long-term debt less current maturities            2,339,225    2,463,247
Deferred income                                     923,840      929,445

     Total liabilities                           10,332,492   10,295,521

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series
     A shares authorized; 0 series A shares
     issued and o/s                                     -            -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 13,951,052 shares and
     13,951,052 shares issued and outstanding
     at March 31, 1996 and December 31, 1995,
     respectively                                    69,755       69,755
  Additional paid-in capital                      8,574,383    8,574,383
  Retained earnings                              (1,551,233)    (660,512)

       Total stockholders' equity                 7,092,905    7,983,626

       Total liabilities & stockholders' equity $17,425,397  $18,279,147


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

         Condensed Consolidated Statement of Operations
                           (Unaudited)
                                                  Three months ended
                                                    March 31,
                                                   1996        1995

Revenue                                          $5,001,054   $2,830,205

Direct costs                                      4,267,851    1,834,423

Gross margin                                        733,203      995,782

Selling, general and
   administrative expenses                          833,020      632,438
Research and development                            332,230      107,635
Depreciation, depletion and amortization            285,707      179,873

Income (loss) from operations                      (717,754)      75,836

Other income (expense) net
  Interest income (expense)                         (62,839)     (59,916)
  (Loss) in investment                             (110,128)         -

Income (loss) before income tax benefit            (890,721)      15,920

Income tax (benefit) provision
    Current                                             -          4,000
    Deferred                                            -            -

  Total tax (benefit)                                     0        4,000

Net income (loss)                                 ($890,721)     $11,920


Income (loss) per common share:                      ($0.06)       $0.00

Weighted average shares o/s                      13,951,052   13,336,474

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                 Three months ended
                                                      March 31,
                                                   1996        1995
Cash flows from operating activities:
  Net income                                       (890,721)      11,920
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization      285,707      179,873
     (Gain) loss on disposal of asset                   -            -
      Common stock issued for services                  -            -
      (Increase) decrease in:
      Accounts receivable                            60,912       59,439
      Other assets                                 (518,656)      (4,253)
      Income tax receivable                             -          4,000
      Prepaid expenses                                  -            -
      Inventories                                     4,768      (54,460)
       Increase (decrease) in:
      Accounts payable                             (419,610)    (793,879)
      Accrued liabilities                           (343,978)    (33,281)
      Deferred income                                (5,605)    (254,169)
      Other current liabilities                    (364,704)     130,740

          Net cash provided by operating
          activities                             (2,191,887)    (754,070)

Cash flows from investing activities:
  (Increase) decrease in notes receivable            11,823          -
  (Increase) decrease in general partnership       (293,434)         -
  Purchase of technology and marketing rights        23,902      (42,815)
  Purchase of property, plant and equipment        (180,549)    (939,934)

      Net cash (used in) investing activities      (438,258)    (982,749)



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
        Consolidated Statement of Cash Flows - Continued
                           (Unaudited)
                                                 Three months ended
                                                     March 31,
                                                    1996       1995

Cash flows from financing activities:
  Proceeds from line of credit                          -       (35,618)
  Proceeds from debt obligations                  1,550,000      84,000
  Proceeds from issuance of common stock                -       498,780
  Payment on long-term debt                        (379,132)   (144,143)

      Net cash provided by financing activities   1,170,868     403,019

Net (decrease) in cash                           (1,459,277) (1,333,800)

Cash, beginning of quarter                        1,705,219   2,200,035

Cash,  ending of  quarter                           245,942     866,235

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

Income per Common Share
     Income per share of common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares for the three months ended March 31, 1996 and 1995 is 13,951,052 and 13,336,474, respectively. Fully diluted income per share information is not presented as the per share amounts are not different from presented per share amounts.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

Property, Plant and Equipment
     Property, plant and equipment are carried at cost. Depreciation is computed using straight-line and accelerated methods. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. The estimated useful lives are as follows:
               Building and equipment        15-25 years
               Equipment and vehicles         3-10 years
Amortization
     The Company has amortized its marketing and technology rights for the used oil refining process over seventeen years. This period approximates the assets' useful lives.

Cash Equivalents
     For purposes of the consolidated statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Convertible Debt
     During 1994, the Company issued a $250,000 senior convertible note payable to an individual. The note bears interest at 10% and is due in lump sum on August 29, 1996. After
December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder.

Senior Secured Note
     On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from a related individual. The obligation is due August 29, 1996. In the event of a default on the note, the principal can be converted to up to 468,750 shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

Common Stock
     During the year ended December 31, 1994 as a condition for a private placement of the Company's restricted common stock, the Company entered into an agreement which contains certain restrictive convenants. The Company may not sell its restricted common stock for a price less than $4.50 or issue options or warrants of equal effect. The Company also may not repay any related party debt during this period. These covenants may be waived upon obtaining written consent of the other party in the agreement.

Profit Sharing Plan
     During 1995, the Company commenced a defined contribution retirement plan which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $2,059 for the three months ended March 31, 1996 and $2,218 for the year ended December 31, 1995.

Investments
     Investments in less than majority owned entities are accounted for using the equity method. Investments are included in the financial statements under the caption of "Other Assets."

Reclassification
     Certain amounts in the prior years financial statements have been reclassified to conform to the 1996 presentation.

                         PART 1 - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in four areas of business: oil and gas, construction, manufacturing and used oil refining. During 1995, the Company formed three subsidiaries to operate the four different areas of business. Interline Hydrocarbon Inc., a Wyoming corporation, is the subsidiary that owns the used oil refining technology. Interline Energy Services, Inc., a Wyoming corporation, manages the oil and gas operations in Utah and Wyoming. Gagon Mechanical, a Utah corporation, participates in commercial and industrial construction and manufactures refineries for the Company used oil refining technology.

      Interline Energy Services - Oil and Gas Operations. The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, propane retail sales and oil well production. The Company's main oil and gas operations are located in east-central Wyoming and eastern Utah. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering Company, NRG Fuels, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells. The Company's Utah operations are located near Roosevelt, Utah, and include the Monument Butte Gathering System and Roseland Wells.

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

     Gagon Mechanical - Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon supervised the construction of the Dubai refinery, has built and installed the Genesis refinery in Salt Lake City, and has manufactured and shipped a refinery for Interline (UK). Currently, Gagon is manufacturing a refinery for Dukeun Industrial Company and installing the Interline (UK) refinery.

 Interline Hydrocarbon - Used Oil and Low-Grade Hydrocarbon Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of March 15, 1996, the Company has two plants in production trial stage. On May 27, 1995, Gadgil Western Corporation officially inaugurated the first oil refinery in the world to use Interline's technology. The second plant was built for the Genesis joint venture in Salt Lake City. Although management continues to evaluate the best marketing strategy for the refining process, the current approach is to build the refineries through Gagon, and sell and install them at locations throughout the world. The Company anticipates revenues to come from exclusivity fees, engineering fees and ongoing royalties and from profit generated through ownership in various refineries throughout the world.

Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Comparison of three months ending March 31, 1996 and 1995

Total Revenues
     Revenues increased $2,170,849, or 76.7%, to $5,001,054 for the three months ended March 31, 1996 as compared to $2,830,205 for the three months ended March 31, 1995. This revenue increase included a $322,297 or 20.85%, increase in oil and gas revenues, a $781,998, or 222.42%, increase in construction revenues, a $304,472, or 120.58% increase in manufacturing revenues and a $195,278, or 78.11%, decrease in used oil refining revenues. The Company's total revenues, on a segment basis, for three months ended March 31, 1996 and 1995 were as follows:

       Three Month Revenues Ended March 31, 1996 and 1995

                  1996          %     1995          %

Oil and gas     $1,867,995    37%   $1,545,698     55%
Construction     2,521,355    51%      781,998     27%
Manufacturing      556,982    11%      252,509      9%
Used Oil            54,722     1%      250,000      9%
Refining

Total Revenue   $5,001,054   100%   $2,830,205    100%




                      Oil and Gas Revenues
    Oil and gas revenues, contributed approximately 37.35% of total revenues for the three months ended March 31, 1996, as compared to approximately 54.61% for the three months ended March
31, 1995. Revenues increased $322,297 or 20.85% to $1,867,995 for the three months ended March 31, 1996 as compared to $1,545,698 for three months ended March 31, 1995.
    Wyoming operations revenue increased $141,668, or 11.56%, to $1,367,167 for the three months ended March 31, 1996 as compared
$1,225,499 for the three months ended March 31, 1995. The increase in revenues was mainly attributed to the Company's new
NGL liquids contracts to fractionate for others.
Utah operations revenue increase $178,976, or 55.89%, to $499,178 for the three months ended March 31, 1996 as compared to $320,202 for the three months ended March 31, 1995. This increase was attributed to a residue volume (MMBtu) increase of 120,851, or 55.93%, to 336,917 for the three months ended March 31, 1996 compared to 216,066 for the three months ended March 31, 1995. The increase was also attributed to a increase in sales price (MMBtu) of $.12, or 10.17%, to $1.30 for the three months ended March 31, 1996 compared to $1.18 for the three months ended March 31, 1995. In
1995, the Company added 29 new wells to its gathering system, compared to two new wells for 1994. With ten new wells already added in 1996, the Company anticipates volumes to increase.

                      Construction Revenues
     Construction revenues, contributed approximately 50.42% of total revenues for the three months ended March 31, 1996 compared to 27.63% for the three months ended March 31, 1995. This resulted in an increase of $1,739,357, or 222.4%, to $2,521,355 for the three months ended March 31, 1996 compared to $781,998 for the three months ended March 31, 1995.

     Revenues for the quarter ended March 31, 1996 were $1,909,534 from commercial work, and $611,821 from industrial work, compared to $582,523 from commercial work, and $202,331 from industrial work for the three months ended March 31, 1995. The increase was due to the Company's focus on larger commercial and industrial contracts. As of March 31, 1996, uncompleted work related to commercial work was $1,159,992 and uncompleted work related to industrial work was $215,216.

                     Manufacturing Revenues
     Manufacturing revenues, contributed approximately 11.14% of total revenues for the three months ended March 31, 1996 compared to 8.92% for the three months ended March 31, 1995. This resulted in an increase of $304,473, or 120.58%, to $556,982 for the three months ended March 31, 1996 compared to $252,509 for the three months ended March 31, 1995.

     The $304,472 increase in manufacturing revenues was attributed to the Company's contracts to build used oil refineries for Genesis Petroleum (a Quaker State company), Dukeun Industrial Company of South Korea and the Company's joint venture partner Whelan Environmental Services of England. As of March 31, 1996, uncompleted work under contract related to used oil refining was $852,331 compared to $1,214,554 for March 31, 1995.

                   Used Oil Refining Revenues
     Used oil refining revenues, contributed 1.09% of total revenues for the three month quarter ended March 31, 1996 compared to 8.83% for the three months ended March 31, 1995. This was a resulted in a decrease of $195,278, or 78.11%, to $54,722 for the three months ended March 31, 1996 compared to $250,000 for the three months ended March 31, 1995.

     The Company also received licensing fees from Genesis Petroleum (formerly Quaker State Resources) in the amount of $750,000 which is classified on the balance sheet under caption "Deferred income." This revenue will be recognized if the contracts proceed as agreed. The Company anticipates that future revenues will come from the sale of used oil refineries, ongoing royalties from sublicense agreements on a per gallon processed basis and profits from joint venture ownership in used oil refineries.

     Direct Costs. Direct costs increased $2,433,428, or 132.65%, to $4,267,851 for the three months ended March 31, 1996 compared to $1,834,423 for the three months ended March 31, 1995. The increase of $2,433,428 for the three months ended March 31, 1996 was mainly attributed to an increase in the Company's total revenues. As a percent of revenues, direct costs increased to 85.34% for the three months ended March 31, 1996 compared to 64.82% for the three months ended March 31, 1995. This percent of revenue increase is mainly attributed to the Company's contracts to build refineries at cost for Genesis Petroleum and Interline
(UK). The Company's increase in direct cost, as a percent of revenue, was also attributed to an increase in commercial construction revenues which yield lower gross margins.

    Selling, General and Administrative. Selling, general and administrative expenses increased $200,582 or 31.72%, to $833,020 for three months ended March 31, 1996 compared to $632,438 for three months ended March 31, 1995. As a percent of revenues, selling, general and administrative expenses were 16.66% for the three months ended March 31, 1996 compared to 22.35% for the three months ended
March 31, 1995. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Research and Development. Research and development expenses increased $224,595 or 208.7%, to $332,230 for three months ended March 31, 1996 compared to $107,635 for the three months ended March 31, 1995. As a percent of revenues, research and development expenses increased to 6.64% for the three months ended March 31, 1996 compared to 3.80% for the three months ended March 31, 1995.
     Research and development expenses as of March 31, 1996 included $313,153 which was attributable to development and enhancement to the Genesis Petroleum-Salt Lake City LLC used oil refining plant located in Utah. These expenses both in absolute dollars and as a percentage of revenue, reflect additions to the Company's engineering staff and related costs required to support its continued emphasis on developing, testing and commercializing its used oil refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company therefore expects that research and development expenses will continue in future periods.

     Depreciation and Amortization. Depreciation and amortization expenses increased $105,833 or 58.84%, to $285,706 for the three months ended March 31, 1996 compared to $179,873 for the three months ended March 31, 1995. As a percent of revenues, depreciation and amortization expenses decreased to 5.71% for the three months ended March 31, 1996 compared to 6.36% for the three months ended March 31, 1995. This increase in depreciation and amortization, in absolute dollars, is attributed to the Company's capital asset purchases made in 1995.

                 Liquidity and Capital Resources

     The Company had $245,942 in cash and cash equivalents as of March 31, 1996, compared to $1,705,219 as of December 31, 1995.
As of March 31, 1996, the Company reported cash used from operating activities of $2,191,887 compared to $754,070 as of December 31, 1995.

     Sources of liquidity for the Company include revenues from oil and gas operations, construction operations, manufacturing operations and revenues from sale of hydrocarbon refining technology and rights. Management believes that the Company's cash from operating activities is not adequate to meet its operating and capital expenditure needs for the foreseeable future. In an effort to increase future cash from operating activities and minimize expenses, the Company has undergone some operations personnel changes and corporate restructuring. The impact of these changes will be reflected in second and third quarter reports, and thereafter.

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

    Under the license agreement, Genesis Petroleum (formerly
Quaker State Resources) has 180 days from delivery (which occurred on Feb. 20, 1996) to determine if the Interline process is acceptable and whether or not Genesis Petroleum desires to maintain its exclusive North American license. If it elects to maintain its exclusive license, Genesis Petroleum is required to purchase $600,000 worth of newly issued shares of the Company's common stock within 90 days of delivery. Within 180 days from delivery, Genesis Petroleum is required to pay an additional
$400,000, thereby obtaining permanent exclusive rights to Canada and Mexico. If Genesis Petroleum determines the Interline process is not acceptable, it may terminate its exclusive license. In such event, the Company is required to repay one-half of all exclusivity fees paid to the Company by Genesis Petroleum. At Genesis Petroleum's option under the agreement, the Company may be required to repurchase the refinery as previously disclosed in the Company's Form 8-K filed in September 1994. As of May 14, 1996, there is no assurance or indication that the Company will received any future proceeds from this license agreement.

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

              Material Changes to the Balance Sheet

    The following represents material changes affecting the balance sheet as of March 31, 1996 as compared to the balance sheet as of December 31, 1995.

    Current Assets. Current assets decreased to $4,574,261 as of March 31, 1996 from $5,580,562 as of December 31, 1995. The
$1,006,301 decrease in current assets was attributed to the following:
a decrease in cash and cash equivalents of $1,459,277 primarily from the Company's current year loss, a decrease of $60,912 in accounts receivable, a decrease of $4,768 in inventories and an increase of $518,656 in other assets attributed to cost plus earning in excess of billings on construction contracts.

    Property, Plant and Equipment. Net property, plant and equipment decreased to $10,356,028 as of March 31, 1996 from $10,461,186 as of December 31,1995. The $105,158 decrease was attributed to capital expenditures of $180,549 and a decrease due to current year depreciation of $285,707. Capital expenditures consisted of a generator overhaul and 10 new wells connected to the Company's gas gathering system located in Utah.

    Other Assets: Other assets increased to $2,495,108 as of March 31, 1996 from $2,237,399 as of December 31, 1995. The
$257,709 increase was attributed to a decrease in note receivable of $11,823, a decrease of $23,902 in technology and marketing rights and an increase of $293,434 in other assets, which is mainly attributed to the Company's investment in the Interline
(UK) joint venture.

    Current Liabilities. Current liabilities increased to $7,069,427 as of March 31, 1996 from $6,902,829 as of December
31, 1995. The $166,598 increase in current liabilities was attributed to a decrease of $419,610 in accounts payable which represents payments to vendors, a decrease of $343,678 in accrued liabilities attributed to settlement payments made to Phillips Petroleum, an increase of $1,294,890 due to the reclassification of current portion of long-term debt and capital lease obligations, a decrease of $364,704 in other current liabilities attributed to billing in excess of cost, and earned profit on construction contracts.

     Non-Current Liabilities. Non-current liabilities decreased to $3,263,065 as of March 31, 1996 from $3,392,692 as of December 31, 1995. The $129,627 decrease was attributed to a decrease in deferred income of $5,605, a decrease of $1,294,890 from reclassification of current portion of long term debt and capital lease obligations, a decrease of $379,132 from principle reduction of debt and capital lease obligations and an increase in new debt obligations of $1,550,000.

     Total Stockholders' Equity. Total stockholders' equity decreased to $7,092,905 as of March 31,1996 from $7,983,626 as of December 31, 1995. The $890,721 decrease in equity was attributed to the current year net loss.

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

    On December 11, 1995, the Court entered a summary judgment in favor of Phillips, awarding Phillips the sum of $466,785.61 against the Company based on contractual indemnity. Phillips and the Company have since agreed on a settlement agreement, in which the Company will pay $300,000. As of May 14, 1996 the Company paid $270,000 and the remaining $30,000 is due in monthly installments of $10,000 per month. In a cross claim, the Company is seeking indemnity for these costs from the codefendants. Although the Company has contractual indemnity rights against codefendants, it is unknown that should a judgment be entered against codefendants that they would have assets to pay such judgment. While management believes that some recovery could be made, the Company would have difficulty in enforcing a full recovery of its costs from the codefendants. According to the settlement agreement, the Company must give 40 percent of the recovery amount to Phillips. Because of the uncertainty of the amount the Company could recover against codefendants under its cross-claim, a reserve of $100,000 had been accrued in 1994 and a reserve of $200,000 had been accrued in 1995.

     On August 4, 1995, Basin Exploration, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Colorado in Denver relating to a gas purchase agreement between the Company and Basin. The dispute revolves around measurement and allocation of Basin's gas and sales proceeds therefrom. An unspecified amount of damages is claimed by Basin. The Company filed a motion to dismiss or transfer venue to the U.S. District Court of Wyoming. On April 1, 1996, the Company motion to transfer venue to the U.S. District Court of Wyoming was successful. Although the outcome of this litigation cannot be predicted, at this time the Company believes that it has adequate answers and defenses to all the issues raised in the suit. The Company's financials do not reflect any reserves for these claims.

     Item 2.   Changes in Securities:
               None

     Item 3.   Defaults Upon Senior Securities:
               None

     Item 4.   Submission of Matters to a Vote of Security Holders:
               None

     Item 5.   Other Information:
               None

     Item 6(a) Exhibits
               EX-27  FINANCIAL DATA SCHEDULE

     Item 6(b) Form 8-K
               None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1996
                         INTERLINE RESOURCES CORPORATION
                         (Registrant)


                         By:/s/ Michael R. Williams
                         Michael R. Williams, President
                         and Chief Executive Officer
                         Principal Executive Officer
                         Director


                         By:/s/ Mark W. Holland
                         Mark W. Holland, Chief Financial Officer
                         Director