Form 10QSB
period 1996-06-30
INTERLINE RESOURCES CORP
filed 1996-08-14
CIK 841533

CONFORMED
_________________________________________________________________


             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
                 Securities Exchange Act of 1934
               For the Quarter Ended June 30, 1996
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 Commission file number 0-18995


                 INTERLINE RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)


          Utah                                    87-0461653
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification No.)


          160 West Canyon Crest Road, Alpine, UT  84004
            (Address of principal executive offices)

 Registrant's telephone number, including area code:(801) 756-3031

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

Common stock outstanding at August 12, 1996 _ 14,063,160 shares of $.005 par value Common stock.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE
__________________________________________________________________

                           FORM 10-QSB
                 INTERLINE RESOURCES CORPORATION

                        TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1         Financial Statements

          Condensed Consolidated Balance Sheet at
          June 30, 1996 and December 31, 1995

          Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for six months ended June 30, 1996 and 1995

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

                          June 30, 1996



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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of June 30, 1996, have been made.
The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

                   Consolidated Balance Sheet






                                          June 30,      Dec  31,
                                            1996          1995
                                       (unaudited)


Assets

Current assets:
  Cash and cash equivalents              ($214,718)  $1,705,219
  Accounts receivable - trade           $3,577,495    2,851,804
  Income taxes receivable                   80,000       80,000
  Inventories                              107,657      117,272
  Note receivable - current portion         40,200       40,200
  Other current assets                     975,088      786,067

     Total current assets                4,565,722    5,580,562

Property, plant and equipment           13,432,433   12,698,402
Accumulated depreciation and depletion  (2,707,777)  (2,237,216)

     Net property, plant & equipment    10,724,656   10,461,186

Note receivable                            164,381      188,238
Technology and marketing rights          1,891,845    1,953,598
Other assets                               452,299       95,563

        Total assets                   $17,798,903  $18,279,147


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

                   Consolidated Balance Sheet


                                          June 30,     Dec  31,
                                            1996          1995
                                        (unaudited)
Liabilities and Stockholders'

Current liabilities:
  Accounts payable                      $2,910,548   $4,492,790
  Accrued liabilities                      428,165      737,201
  Current portion of long-term debt      2,463,122    1,187,991
  Other current liabilities                 86,500      484,847

     Total current liabilities           5,888,335    6,902,829

Long-term debt less current maturities   4,697,133    2,463,247
Deferred income                            989,852      929,445

     Total liabilities                  11,575,320   10,295,521

Stockholders' equity:
  Preferred stock - $.01 par value.
     25,000,000 shares authorized;
     1,000,000 series A shares
     authorized; 0 series A s                    -            -
  Common stock - $.005 par value.
     100,000,000 shares authorized;
     13,955,052 shares and 13,951,052
     shares issued and outstanding at
     June 30, 1996 and December 31,1995     69,775       69,755
  Additional paid-in capital             8,578,363    8,574,383
  Retained earnings                     (2,424,555)    (660,512)

       Total stockholders' equity        6,223,583    7,983,626

       Total liabilities &
         stockholders equity           $17,798,903  $18,279,147



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

         Condensed Consolidated Statement of Operations
                           (Unaudited)


                              Three months ended           Six months ended
                                    June 30,                    June 30,
                                1996        1995            1996        1995

Revenue                   $4,327,040   $3,917,171     $9,328,093   $6,747,376

Direct costs               3,979,925    3,276,236      8,247,776    5,110,660

Gross margin                 347,115      640,935      1,080,317    1,636,716

Selling, general and
   administrative expenses   751,091      651,566      1,584,112    1,284,004
Research and development      12,297      109,587        344,527      217,222
Depreciation, depletion
   and amortization          307,550      142,139        593,256      322,012

 (Loss) from operations     (723,823)    (262,357)    (1,441,578)    (186,522)

Other income (expense) net
  Interest income (expense) (132,833)     (74,768)      (195,671)    (134,681)
  (Loss) from investment     (47,511)        -          (157,639)        -
  Gain from sale of assets    30,845         -            30,845         -

(Loss) before
   income tax benefit       (873,322)    (337,125)    (1,764,043)    (321,203)

Income tax (benefit) provision
    Current                     -          (4,000)          -            -
    Deferred                    -            -              -            -

  Total tax (benefit)              0       (4,000)             0            0

Net (loss)                 ($873,322)   ($333,125)   ($1,764,043)   ($321,203)


 (Loss) per common share:     ($0.06)      ($0.02)        ($0.13)      ($0.02)

Weighted average
  shares o/s              13,955,052   13,702,979     13,953,052   13,781,947

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                        1996            1995

Cash flows from operating activities:
  Net income (loss)                              ($1,764,043)      ($321,203)
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization       593,253         322,012
     (Gain) loss on disposal of asset                (30,845)              -
      Common stock issued for services                 4,000               -
      (Increase) decrease in:
      Accounts receivable                           (725,691)       (402,386)
      Other assets                                  (189,022)       (189,785)
      Prepaid expenses                                     -               -
      Note receivable                                 23,857               -
      Inventories                                      9,615         (29,933)
       Increase (decrease) in:
      Accounts payable                            (1,582,242)        383,741
      Accrued liabilities                           (309,036)         54,089
      Deferred income taxes                                -               -
      Deferred income                                 60,407        (259,169)
      Other current liabilities                     (398,347)        589,705

          Net cash provided (used) by
          operating activities                    (4,308,094)        147,071

Cash flows from investing activities:
  (Increase) decrease in general partnership        (356,735)          6,071
  Purchase of technology and marketing rights (net)   61,755         (45,573)
  Purchase of property, plant and equipment         (825,880)     (1,699,484)

      Net cash (used in) investing activities     (1,120,860)     (1,738,986)




The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                        1996            1995

Cash flows from financing activities:
  Proceeds from line of credit                             -           9,554
  Proceeds from debt obligations                   4,053,805         171,963
  Proceeds from issuance of common stock                   -       1,298,780
  Payment on long-term debt                         (544,788)       (386,166)

      Net cash provided by financing activities    3,509,017       1,094,131

Net (decrease) in cash                            (1,919,937)       (497,784)

Cash, beginning of year                            1,705,219       2,200,035

Cash,  ending of  quarter                          ($214,718)     $1,702,251

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

Oil and Gas Accounting
     The Company uses the "successful efforts" method to account for oil and gas operations. The use of this method results in the capitalization of costs related to acquisition, exploration and development of revenue producing oil and gas properties. The costs of unsuccessful exploration efforts are expensed in the period in which they are determined unrecoverable by future revenues. Provision for depreciation and depletion of oil and gas properties is based on the units of production method, based on proven oil and gas reserves.
     Segment information concerning oil and gas reserves and related disclosures are not presented since they are not significant in relation to the financial statements taken as a whole.

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

Income per Common Share
     Income per share of common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares for the three months ended June 30, 1996 and 1995 is 13,955,052 and 13,702,979, respectively. Fully diluted income per share information is not presented as the per share amounts are not different from presented per share amounts.

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

Convertible Debt
     During 1994, the Company issued a $250,000 senior convertible note payable to an individual. The note bears interest at 10% and is due in lump sum on September 1, 1996. After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder.

Senior Secured Notes
     On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from a related individual. The obligation is due September 1, 1996. In the event of a default on the note, the principal can be converted to up to 468,750 shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.
     On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same individual as the $1,500,000 note. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. The loan may be converted, between August 15 and December 31, 1996, into shares of the Company's common stock at the lesser of $3.12 per share of 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the individual making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share.

     On July 19, 1996, the Company obtained $1,000,000 in a 9.5% senior secured note from the same individual. As of August 12, 1996, the Company has used $515,369 of the $1,000,000. The note is due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and Interline Hydrocarbon.

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

Profit Sharing Plan
     During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $1,644 for the three months ended June 30, 1996 and $2,218 for the three months ended December 31, 1995.

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

                         PART 1 - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in four areas of business: oil and gas, construction, manufacturing and used oil refining. During 1995, the Company formed three subsidiaries to operate the four different areas of business. Interline Hydrocarbon Inc., a Wyoming corporation, is the subsidiary that owns the used oil refining technology. Interline Energy Services, Inc., a Wyoming corporation, manages the oil and gas operations in Utah and Wyoming. Gagon Mechanical, a Utah corporation, participates in commercial and industrial construction and manufactures refineries for the Company's used oil refining technology.

      Interline Energy Services - Oil and Gas Operations. The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, propane retail sales and oil well production. The Company's main oil and gas operations are located in east-central Wyoming and eastern Utah. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering Company, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells. The Company's Utah operations are located near Roosevelt, Utah, and include the Monument Butte Gathering System and Roseland Wells. In July 1996, the Company signed a letter of intent to sell the Well Draw Gas Plant and gathering system, the 20.4% interest in the Hatcreek Partnership and Interline Crude Gathering Company.

     Gagon Mechanical - Industrial and Commercial Construction. Gagon Mechanical Contractors, a wholly owned subsidiary of the Company, specializes in mechanical system construction, such as heating, ventilation, air conditioning, process piping and plumbing, including piping and controls for hydrocarbon and chemical products. Gagon's work includes certified pressure vessel design and construction under regulated American Society of Mechanical Engineers (ASME) "U" and "R" stamps. Boiler piping work is done under ASME "PP" stamp regulations. Teams specialize in piping, structural steel, pressure vessels, instrumentation and controls, insulation and electrical work.

     Gagon Mechanical - Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon supervised the construction of the Dubai refinery, has built and installed the Genesis refinery in Salt Lake City, and has manufactured and installed a refinery for Interline (UK). Currently, Gagon is shipping and installing a refinery for Dukeun Industrial Company.

      Interline Hydrocarbon - Used Oil and Low-Grade Hydrocarbon
Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of August 1, 1996, the Company had two plants in production trial stage: a refinery for Genesis Petroleum, located in Salt Lake City and a refinery in Stoke-on-Trent, England. On
June 21, 1996, Interline announced it had reacquired the rights to the United States, Canada and Mexico from Genesis Petroleum, a subsidiary of Quaker State Inc. As a result, Interline will purchase Genesis Petroleum's interest in the joint venture for $2.8 million. Genesis Petroleum also has purchased 108,115 shares of Interline common stock at $5.55 per share, according to the agreement. Interline will now pursue contract possibilities in North America. Already, Interline has signed letters of intent with Research Oil Company of Ohio and Sani Mobile of Montreal, Canada.

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

Comparison of six months ending June 30, 1996 and 1995

Total Revenues
     Revenues increased $2,580,717 or 38.25, to $9,328,093 for
the six months ended June 30, 1996 as compared to $6,747,376 for the six months ended June 30, 1995. This revenue increase included a $1,273,536 or 44.24%, increase in oil and gas revenues, a $1,418,480, or 72.38%, increase in construction revenues, a $9,197, or .55%, decrease in manufacturing revenues and a $102,102, or 40.84%, decrease in used oil refining revenues. The Company's total revenues, on a segment basis, for six months ended June 30, 1996 and 1995 were as follows:



               Six Month Revenues Ended June 30, 1996 and 1995


                   1996           %    1995           %

Oil and Gas       4,152,530  44.52%  $2,878,994   42.7%

Construction      3,378,148  36.21%   1,959,668   29.0%

Manufacturing     1,649,517  17.68%   1,658,714   24.6%

Used oil refining   147,898   1.59%     250,000    3.7%


Total Revenue     9,328,093    100%  $6,747,376    100%


Comparison of three months ending June 30, 1996 and 1995

Total Revenues
     Revenues increased $409,869, or 10.46%, to $4,327,040 for
the three months ended June 30, 1996 as compared to $3,917,171 for the three months ended June 30, 1995. This revenue increase included a $951,240 or 71.34%, increase in oil and gas revenues, a $85,135, or 7.23, decrease in construction revenues, a $549,412, or 39.07% decrease in manufacturing revenues and a $93,176 increase in used oil refining revenues. The Company's total revenues, on a segment basis, for three months ended June 30, 1996 and 1995 were as follows:

        Three Month Revenues Ended June 30, 1996 and 1995

                   1996           %    1995            %

Oil and gas       2,284,536  52.80%  $1,333,296   34.04%

Construction      1,092,535  25.25%   1,177,670   30.06%

Manufacturing       856,793  19.80%   1,406,205   35.90%

Used Oil             93,176   2.15%           0       0%
Refining

Total Revenue     4,327,040    100%  $3,917,171     100%


                      Oil and Gas Revenues
     Oil and gas revenues, contributed approximately 52.80% of total revenues for the three months ended June 30, 1996, as compared to approximately 34.04% for the three months ended June
30, 1995. Revenues increased $951,240 or 71.34% to $2,284,536 for the three months ended June 30, 1996 as compared to $1,333,296 for three months ended June 30, 1995.
     Wyoming operations revenue increased $816,874, or 89.98%, to $1,724,722 for the three months ended June 30, 1996 as compared to $907,848 for the three months ended June 30, 1995. The increase in revenues was mainly attributed to the several new NGL liquids purchase contracts entered into during 1996.
Utah operations revenue increased $134,366, or 31.58%, to $599,812 for the three months ended June 30, 1996 as compared to $425,446 for the three months ended June 30, 1995. This increase was attributed to a residue volume (MMBtu) increase of 136,268, or 49.87%, to 409,526 for the three months ended June 30, 1996 compared to 273,258 for the three months ended June 30, 1995. The increase in volume was offset by a decrease in sales price (MMBtu) of $.17, or 12.64%, to $1.16 for the three months ended June 30, 1996 compared to $1.33 for the three months ended June 30, 1995.
During 1996 the Company has added 28 new wells to its gathering system, compared to 29 wells in 1995 and 2 wells in 1994.

                      Construction Revenues
      Construction revenues contributed approximately 25.25% of total revenues for the three months ended June 30, 1996 compared to 30.06% for the three months ended June 30, 1995. These revenues decreased $85,135, or 7.23%, to $1,092,535 for the three months ended June 30, 1996 compared to $1,177,670 for the three months ended June 30, 1995.
      Revenues for the quarter ended June 30, 1996 were $1,092,535 from commercial and industrial work, compared to $1,177,670 from commercial and industrial work for the three months ended June 30, 1995. As of June 30, 1996, uncompleted work related to commercial and industrial work was $1,237,746 compared to $6,100,900 as of June 30, 1995. The decrease in uncompleted work related to commercial and industrial work is attributed to the Company's focus to downsize the commercial and industrial operations and put more emphasis on its manufacturing operations.

                     Manufacturing Revenues
      Manufacturing revenues contributed approximately 19.80% of total revenues for the three months ended June 30, 1996 compared to 35.90% for the three months ended June 30, 1995. These revenues decreased $549,412, or 39.07%, to $856,793 for the three months ended June 30, 1996 compared to $1,406,205 for the three months ended June 30, 1995.

      The $549,412 decrease in manufacturing revenues was attributed to the Company's completion of two used oil refineries for Genesis Petroleum (a Quaker State company) and the Company's joint venture partner Whelan Environmental Services of England. As of June 30, 1996, uncompleted work under contract was $537,353 for Dukeun Industrial Company of South Korea.

                   Used Oil Refining Revenues
     Used oil refining revenues, contributed 2.15% of total revenues for the three month quarter ended June 30, 1996 compared to 0% for the three months ended June 30, 1995. These revenues increased $93,176 to $93,176 for the three months ended June 30, 1996 compared to $0 for the three months ended June 30, 1995.

     The Company anticipates that future revenues will come from the sale of used oil refineries, ongoing royalties from sublicense agreements on a per gallon processed basis and profits from joint venture ownership in used oil refineries.

      Direct Costs. Direct costs increased $703,689, or 21.48%, to $3,979,925 for the three months ended June 30, 1996 compared to $3,276,236 for the three months ended June 30, 1995. The increase of $703,689 for the three months ended June 30, 1996 was mainly attributed to an increase in the Company's total revenues. As a percent of revenues, direct costs increased to 91.98% for the three months ended June 30, 1996 compared to 83.64% for the three months ended June 30, 1995. This percent of revenue increase is mainly attributed to the Company's contracts to build refineries at cost for Genesis Petroleum and Interline (UK) and the Company's new NGL liquids purchase contracts, which yield lower gross margins.

      Selling, General and Administrative. Selling, general and administrative expenses increased $99,525 or 15.27%, to $751,091 for three months ended June 30, 1996 compared to $651,566 for three months ended June 30, 1995. As a percent of revenues, selling, general and administrative expenses were 17.36% for the three months ended June 30, 1996 compared to 16.63% for the three months ended June 30, 1995. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Research and Development. Research and development expenses decreased $97,290 or 88.78%, to $12,297 for three months ended June 30, 1996 compared to $109,587 for the three months ended June 30, 1995. As a percent of revenues, research and development expenses decreased to .28% for the three months ended June 30, 1996 compared to 2.80% for the three months ended June 30, 1995.
     Research and development expenses for the six months ended June 30, 1996 were $344,527. These expenses were mainly attributable to development and enhancement of the Genesis Petroleum-Salt Lake City LLC used oil refining plant located in Utah. These expenses both in absolute dollars and as a percentage of revenue, reflect additions to the Company's engineering staff and related costs required to support its continued emphasis on developing, testing and commercializing its used oil refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company, therefore, expects that research and development expenses will continue in future periods.

           Depreciation and Amortization. Depreciation and amortization expenses increased $165,411 or 116.37%, to $307,550 for the three months ended June 30, 1996 compared to $142,139 for the three months ended June 30, 1995. As a percent of revenues, depreciation and amortization expenses increased to 7.11% for the three months ended June 30, 1996 compared to 3.63% for the three months ended June 30, 1995. This increase in depreciation and amortization, in absolute dollars, is attributed to the Company's capital asset purchases made in 1995.

                 Liquidity and Capital Resources

      Sources of liquidity for the Company include revenues from oil and gas operations, construction operations, manufacturing operations and revenues from sale of hydrocarbon refining technology and rights. Management believes that the Company's cash from operating activities is not adequate to meet its operating and capital expenditure needs for the foreseeable future. In an effort to increase future cash flow from operating activities and minimize expenses, the Company has undergone some operations personnel changes and corporate restructuring. The impact of these changes will be reflected in future quarters.

     The Company had a deficit of $214,718 in cash and cash equivalents as of June 30, 1996, compared to $1,705,219 as of December 31, 1995. As of June 30, 1996, the Company operations used $4,308,094 of cash, compared to $754,070 as of December 31, 1995. During 1996 the Company experienced an increase of $725,691 in accounts receivables. In addition, accounts payable were reduced by $1,582,242 and accrued liabilities by $309,036. In order to fund the negative cash flows from operations, the Company obtained the following three senior secured notes from a related individual.

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

     On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same individual as the $1,500,000 note. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. The loan may be converted, between August 15 and December 31, 1996, into shares of the Company's common stock at the lesser of $3.12 per share of 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the individual making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share.

     On July 19, 1996, the Company obtained $1,000,000 in a 9.5% senior secured note from the same individual. As of August 12, 1996 the Company has used $515,369 of the $1,000,000. The note is due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and Interline Hydrocarbon.

     In July, Interline signed a letter of intent to sell the Well Draw Gas Plant and the crude oil pipeline to a major operator of gas pipeline and processing facilities in the western United States. The sale is subject to a due diligence review by both companies. Transfer of the crude oil pipeline requires approval by the Wyoming Public Service Commission. The associated properties contributed about 21 percent of total revenues and about 16 percent of gross margin during the year ended December. 31, 1995. A majority of the funds from the sale of the assets are planned to be used to pay a portion of existing debt. The sale will also reduce overhead expenses as part of the corporate restructuring.

     Genesis Petroleum, as part of the terms of an exclusive license agreement, decided not to continue with its exclusive North American rights. As part of that agreement, Interline is purchasing Genesis Petroleum's interest in the Salt Lake City refinery for $2.8 million. Genesis Petroleum has purchased 108,115 shares of Interline common stock for $5.55 per share, according to the agreement. As a result, Interline has reacquired the rights to North America and is pursuing potential contracts. Interline has already signed two letters of intent to build a refinery each in Cleveland and Montreal.

      Presently, Management is seeking to raise additional funds for future expansion through borrowing or an equity placement of its common stock. These funds and existing working capital are expected to be sufficient to fund current operations during fiscal year 1996.

      In the event management elects to participate in a joint venture in owning and operating refining plants, the Company would need to raise additional sums through borrowing or equity financing. Additionally, it is Management's intent that when potential purchasers of a refining plant place an order, the payment terms will be tailored to provide construction funds to build the plants. If the Company were to make any other major acquisitions during the coming year, issuance of additional stock, bank borrowing or other forms of debt financing might be considered.

              Material Changes to the Balance Sheet

       The following represents material changes affecting the balance sheet as of June 30, 1996 compared to the balance sheet as of December 31, 1995.

      Current Assets. Current assets decreased to $4,565,722 as of June 30, 1996 from $5,580,562 as of December 31, 1995. The $1,014,840 decrease in current assets was attributed to the following: a decrease in cash and cash equivalents of $1,919,937 primarily from the Company's current year loss, an increase of $725,691 in accounts receivable, a decrease of $9,615 in inventories and an increase of $189,021 in other assets attributed to cost plus earnings in excess of billings on construction contracts.

      Property, Plant and Equipment. Net property, plant and equipment increased to $10,724,656 as of June 30, 1996 from $10,461,186 as of December 31,1995. The $263,470 increase was attributed to capital expenditures of $825,880 and a decrease due to current year depreciation of $593,253. Capital expenditures consisted of $538,402 for site improvements for the Salt Lake City refinery and 29 new wells connected to the Company's gas gathering system located in Utah.

      Other Assets: Other assets increased to $2,508,525 as of June 30, 1996 from $2,237,399 as of December 31, 1995. The
$271,126 increase was attributed to a decrease in note receivable of $23,857, a decrease of $61,753 in technology and marketing rights and an increase of $356,736 in other assets, which is mainly attributed to the Company's investment in the Interline
(UK) joint venture.

        Current Liabilities. Current liabilities decreased to $5,888,335 as of June 30, 1996 from $6,902,829 as of December 31,
1995. The $1,014,494 decrease in current liabilities was attributed to a decrease of $1,582,242 in accounts payable which represents payments to vendors, a decrease of $309,036 in accrued liabilities attributed to settlement payments made to Phillips Petroleum, an increase of $1,275,131 due to the reclassification of current portion of long-term debt and capital lease obligations, a decrease of $398,347 in other current liabilities attributed to billing in excess of cost, and earned profit on construction contracts.

     Non-Current Liabilities. Non-current liabilities increased to $5,686,985 as of June 30, 1996 from $3,392,692 as of December
31, 1995. The $2,294,293 increase was attributed to an increase in deferred income of $60,407, a decrease of $1,275,131 from reclassification of current portion of long term debt and capital lease obligations, a decrease of $544,788 from principle reduction of debt and capital lease obligations and an increase in new debt obligations of $4,053,805.

        Total Stockholders' Equity. Total stockholders' equity decreased to $6,223,583 as of June 30,1996 from $7,983,626 as of December 31, 1995. The $1,760,043 decrease in equity was attributed to the issuance of common stock for services of $4,000 and the current year net loss of $1,764,043.

                            Inflation

         The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

                   ITEM 3.   LEGAL PROCEEDINGS

     On August 4, 1995, Basin Exploration, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Colorado in Denver relating to a gas purchase agreement between the Company and Basin. The dispute revolves around measurement and allocation of Basin's gas and sales proceeds therefrom. Basin filed an amendment to its claim, specifying $654,000 in damages. The Company filed a motion to dismiss or transfer venue to the U.S. District Court of Wyoming. On April 1, 1996, the Company motion to transfer venue to the U.S. District Court of Wyoming was successful. The suit is scheduled for trial in November 1996. However, both parties are currently trying to negotiate a settlement. Because it is unclear what damages, if any, the Company may be required to pay, the financials do not reflect any reserves for these claims.

                Item 2.   Changes in Securities:
                                 None

           Item 3.   Defaults Upon Senior Securities:
                                 None

 Item 4.   Submission of Matters to a Vote of Security Holders:
                                 None

                  Item 5.   Other Information:
                                 None

                     Item 6(a).     Exhibits
                                 None

                     Item 6(b).     Form 8-K
        A Form 8-K was filed by the company concerning a $2.5 million senior secured note due January 15, 1998. The 8-K was filed on June 27, 1996.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1996
                         INTERLINE RESOURCES CORPORATION
                         (Registrant)


                         By:/s/ Michael R. Williams
                         Michael R. Williams, President
                         and Chief Executive Officer
                         Principal Executive Officer
                         Director


                         By:/s/ Mark W. Holland
                         Mark W. Holland, Chief Financial Officer