Form 10QSB
period 1996-09-30
INTERLINE RESOURCES CORP
filed 1996-11-14
CIK 841533

CONFORMED


             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
                 Securities Exchange Act of 1934
            For the Quarter Ended September 30, 1996
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

Common stock outstanding at November 11, 1996 - 14,074,167 shares of $.005 par value Common stock.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           FORM 10-QSB
                 INTERLINE RESOURCES CORPORATION

                        TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1         Financial Statements
Page

          Condensed Consolidated Balance Sheet at
          September 30, 1996 and December 31, 1995

          Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 1996 and 1995

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

                       September 30, 1996








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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 1996, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

                   Consolidated Balance Sheet





                                              Sept 30,       Dec  31,
                                                 1996          1995
                                             (unaudited)


Assets
Current assets:
  Cash and cash equivalents                     $165,832    $1,705,219
  Accounts receivable - trade                  3,463,731     2,851,804
  Income taxes receivable                         80,000        80,000
  Inventories                                    113,334       117,272
  Note receivable - current portion               40,200        40,200
  Other current assets                           680,847       786,067

     Total current assets                      4,543,944     5,580,562

Property, plant and equipment                 13,471,666    12,698,402
Accumulated depreciation and depletion        (2,948,296)   (2,237,216)

     Net property, plant & equipment          10,523,370    10,461,186

Note receivable                                  153,333       188,238
Technology and marketing rights                2,010,522     1,953,598
Other assets                                     231,990        95,563

        Total assets                         $17,463,159   $18,279,147

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

                   Consolidated Balance Sheet


                                               Sept 30,      Dec  31,
                                                 1996          1995
                                             (unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $2,345,428    $4,492,790
  Accrued liabilities                            213,663       737,201
  Accrued interest to shareholder                185,355           -
  Current portion of long-term debt              892,770     1,187,991
  Current portion of long-term debt
    - shareholder                              5,030,089           -
  Other current liabilities                      261,160       484,847

     Total current liabilities                 8,928,465     6,902,829

Long-term debt less current maturities         1,896,751     2,463,247
Deferred income                                1,104,609       929,445

     Total liabilities                        11,929,825    10,295,521

Stockholders' equity:
  Preferred stock - $.01 par value.
     25,000,000 shares authorized; 1,000,000
     series A shares authorized; 0 series
     A shares issued                                 -             -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,063,167 shares and
     13,951,052 shares issued and outstanding
     at Sept 30, 1996 and December 31, 1995,      70,316        69,755
  Additional paid-in capital                   9,177,822     8,574,383
  Subscription receivable                       (600,000)          -
  Retained earnings                           (3,114,804)     (660,512)

       Total stockholders' equity              5,533,334     7,983,626

       Total liabilities & stockholders'
         equity                              $17,463,159   $18,279,147


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                      Three months ended              Nine months ended
                                          Sept 30,                          Sept 30,
                                         1996          1995           1996          1995
Revenue                              $4,017,977     $5,562,928    $13,346,070    $12,310,304

Direct costs                          3,363,041      3,772,856     11,610,817      8,883,516

Gross margin                            654,936      1,790,072      1,735,253      3,426,788

Selling, general and
   administrative expenses              640,350        690,560      2,224,462      1,995,918
Research and development                 27,798         52,065        372,325        269,287
Depreciation, depletion
  and amortization                      306,354        221,131        899,610        521,789

 Income (loss) from operations         (319,566)       826,316     (1,761,144)       639,794

Other income (expense) net
  Interest income (expense)             (60,296)        (69,981)     (179,402)      (204,662)
  Interest expense to shareholder      (108,790)            -        (185,355)           -
  (Loss) from investment               (207,804)            -        (365,443)           -
  Litigation settlement                     -          (180,000)          -         (180,000)
  Gain from sale of assets                6,206             -          37,051            -

Income (loss) before income tax        (690,250)        576,335    (2,454,293)       255,132

Income tax  provision
    Current                                 -              -              -              -
    Deferred                                -           66,000            -           66,000

  Total tax (benefit)                         0         66,000              0         66,000

Net Income (loss)                     ($690,250)      $510,335    ($2,454,293)      $189,132


 Income (loss) per common share:         ($0.05)         $0.04         ($0.18)         $0.01

Weighted average shares o/s          14,063,167     13,950,200     13,991,090     13,851,435

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                 Nine months ended
                                                      Sept 30,
                                               1996               1995
Cash flows from operating activities:

 Net income (loss)                         ($2,454,293)         $189,132
 Adjustment to reconcile net income to net
   Cash provided by operating activities:
   Depreciation, depletion and
     amortization                              899,610           521,789
   (Gain) loss on disposal of asset            (37,051)              -
   Common stock issued for services              4,000               -
   (Increase) decease in:
      Accounts receivable                     (611,927)         (841,984)
      Other assets                             105,219          (167,402)
      Prepaid expenses                             -                 -
      Note receivable                           34,905               -
      Inventories                                3,938           (73,811)
   Increase (decease) in:
      Accounts payable                      (2,147,362)          568,861
      Accrued liabilities                     (338,183)          150,453
      Deferred income taxes                        -              66,000
      Deferred income                          175,164          (267,737)
      Other current liabilities               (223,687)          950,620

          Net cash provided (used) by
            operating activities            (4,589,667)        1,095,921

Cash flows from investing activities:
   Proceeds from sale of assets                 69,827               -
   (Increase) in notes receivable
     from shareholder                              -              18,060
   (Increase) decrease in general
     partnership                              (136,427)          112,320
   Purchase of technology and marketing
     rights (nets)                             (56,924)           (8,326)
   Purchase of property, plant and
     equipment                                (994,568)       (2,293,575)

      Net cash (used in) investing
        activities                          (1,118,092)       (2,171,521)

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                   Nine months ended
                                                        Sept 30,
                                                1996              1995
   Cash flows from financing activities:
      Proceeds from line of credit                 -               9,554
      Proceeds from debt obligations            90,863           422,265
      Proceeds from debt obligations
        - shareholder                        4,780,089               -
      Proceeds from issuance of
        common stock                               -           1,298,780
      Payment on long-term debt               (702,580)         (581,515)

      Net cash provided by financing
        activities                           4,168,372         1,149,084

   Net increase (decrease) in cash          (1,539,387)           73,484

   Cash, beginning of year                   1,705,219         2,200,035

   Cash, ending of quarter                    $165,832        $2,273,519

   Non-Cash Investing and Financing Activities
      On June 21, 1996, the Company issued to Genesis Petroleum 108,115 shares of common stock valued at $600,000 in exchange for a subscription receivable. Per the agreement dated June 21, 1996, the Company was required to purchase Genesis Petroleum's interest in the Salt Lake refinery by October 17, 1996. The purchase price of $2.8 million was reduced to $2.2 million for the value of the stock issued. The Company has not been able to complete the required purchase.



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

Income per Common Share
     Income per share of common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares for the three months ended September 30, 1996 and 1995 is 14,063,167 and 13,950,200,
respectively. Fully diluted income per share information is not presented as the per share amounts are not different from presented per share amounts.

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

Convertible Debt
     During 1994, the Company issued a $250,000 senior convertible note payable to a shareholder. The note bears interest at 10% and was due in a lump sum on September 1, 1996. After December 31, 1994, the note was convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder.

Senior Secured Notes
     On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from a shareholder. The obligation was due September 1, 1996. In the event of a default on the note, the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.
     On July 19, 1996, the Company obtained $1,000,000 in a 9.5% senior secured note from the same shareholder. As of November 11, 1996, the Company has used $780,089 of the $1,000,000. The note was due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and Interline Hydrocarbon.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

     As of November 11, 1996, the Company has not paid the $2,530,089 in principal amount (or any accrued interest thereon) in notes due September 1, 1996 from a shareholder (see two notes above and see section above titled "Convertible Debt"). As a result, loans from this person are currently in default. The lender has indicated to Interline that he does not currently intend to take remedial action against Interline, and the Company is attempting to renegotiate the terms of these loans, and there is no assurance it will be successful.

     On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same shareholder as the $1,500,000 note. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. The loan may be converted, between August 15 and December 31, 1996, into shares of the Company's common stock at the lesser of $3.12 per share or 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share. By virtue of cross default provisions in this note, an event of default under this note has occurred and its holder has a right to accelerate the Company's obligation to repay principal and interest at any time.

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

Profit Sharing Plan
     During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $1,292 for the three months ended September 30, 1996 and $2,218 for the three months ended December 31, 1995.

Investments
     Investments in less than majority owned entities are accounted for using the equity method. Investments are included in the financial statements under the caption of "Other Assets."

Reclassification
     Certain amounts in the prior years financial statements have been reclassified to conform to the 1996 presentation.

                         PART I - ITEM 2

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

     Interline Energy Services - Oil and Gas Operations. The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, propane retail sales and oil well production. The Company's main oil and gas operations are located in east-central Wyoming and eastern Utah. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering Company, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells. The Company's Utah operations are located near Roosevelt, Utah, and include the Monument Butte Gathering System and Roseland Wells. Presently, the Company is seeking to sell some of the assets of Interline Energy Services. A majority of the funds from the sale of the assets are planned to be used to pay a portion of existing debt.

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

     Gagon Mechanical - Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon supervised the construction of the Dubai refinery, and has built and installed refineries in Salt Lake City for Genesis Petroleum - Salt Lake City L.L.C. and in Stoke-on-Trent, England for the Interline (UK) joint venture. Currently, Gagon is installing a refinery in South Korea for Dukeun Industrial Company and manufacturing a refinery for Transpacific Industries for location in Australia.

      Interline Hydrocarbon - Used Oil and Low-Grade Hydrocarbon Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of November 11, 1996, the Company had two plants in production trial stage: a refinery for Genesis Petroleum, located in Salt Lake City and a refinery in Stoke-on-Trent, England. On June 21, 1996, Interline announced it had reacquired the rights to the United States, Canada and Mexico from Genesis Petroleum, a subsidiary of Quaker State Inc. As a result, Interline will purchase Genesis Petroleum's interest in the joint venture for $2.8 million. The Company issued Genesis 108,115 shares of its common stock valued at $600,000 in exchange for a subscription receivable. The purchase price of $2.8 million was reduced to $2.2 million for the value of the stock issued. According to the agreement announced on June 21, Interline was required to pay the $2.2 million by October 17, 1996. Interline has not made the payment and is currently negotiating with Genesis Petroleum for a resolution to the matter; however, there can be no assurance the Company will be successful in these negotiations. Interline is now pursuing contract possibilities in North America. Already, Interline has signed letters of intent with Research Oil Company of Ohio, Sani Mobile of Montreal, Canada, and Lorco Petroleum Services of New Jersey.

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

Comparison of nine months ending September 30, 1996 and 1995

Total Revenues
     Revenues increased $1,035,766 or 8.41%, to $13,346,070 for the nine months ended September 30, 1996 as compared to $12,310,304 for the nine months ended September 30, 1995. This revenue increase included a $2,018,843 or 45.16%, increase in oil and gas revenues, a $249,525, or 5.94%, increase in construction revenues, a $350,906, or 14.70%, decrease in manufacturing revenues and a $881,696 or 70.54%, decrease in used oil refining revenues. The Company's total revenues, on a segment basis, for nine months ended September 30, 1996 and 1995 were as follows:

      Nine Month Revenues Ended September 30, 1996 and 1995


                    1996           %      1995          %

Oil and Gas       $6,489,538  48.63%   $4,470,695  36.32%
Construction       4,452,076  33.36%    4,202,551  34.14%
Manufacturing      2,036,152  15.26%    2,387,058  19.39%
Used oil refining    368,304   2.75%    1,250,000  10.15%

Total Revenue    $13,346,070    100%  $12,310,304    100%


Comparison of three months ending September 30, 1996 and 1995

Total Revenues
     Revenues decreased $1,544,951, or 27.77%, to $4,017,977 for the three months ended September 30, 1996 as compared to $5,562,928 for the three months ended September 30, 1995. This revenue decrease included a $745,307 or 46.82%, increase in oil and gas revenues, a $1,195,653, or 60.07%, decrease in construction revenues, a $315,011, or 32.12% decrease in manufacturing revenues and a $779,594, or 77.96% decrease in used oil refining revenues. The Company's total revenues, on a segment basis, for three months ended September 30, 1996 and 1995 were as follows:

     Three Month Revenues Ended September 30, 1996 and 1995


                     1996          %      1995          %

Oil and gas       $2,337,008  58.16%   $1,591,701   28.61%
Construction         794,721  19.78%    1,990,374   35.78%
Manufacturing        665,842  16.57%      980,853   17.63%
Used Oil Refining    220,406   5.49%    1,000,000   17.98%

Total Revenue     $4,017,977    100%   $5,562,928     100%


                      Oil and Gas Revenues
      Oil and gas revenues, contributed approximately 58.16% of total revenues for the three months ended September 30, 1996, as compared to approximately 28.61% for the three months ended September 30, 1995. Revenues increased $745,307, or 46.82%, to $2,337,008 for the three months ended September 30, 1996 as compared to $1,591,701 for three months ended September 30, 1995.
      Wyoming operations revenue increased $488,936, or 39.59 %, to $1,723,832 for the three months ended September 30, 1996 as compared to $1,234,896 for the three months ended September 30, 1995. The increase in revenues was mainly attributed to several new NGL liquids purchase contracts entered into during 1996.
      Utah operations revenue increased $256,371 or 71.85%, to $613,176 for the three months ended September 30, 1996 as compared to $356,805 for the three months ended September 30, 1995. This increase was attributed to an 26.02% increase in residue sales price and an 45.49% increase in sales volume. In 1996, the Company has connected approximately 28 new wells to its gathering system, compared to 30 new wells for 1995.

                      Construction Revenues
      Construction revenues contributed 19.78% of total revenues for the three months ended September 30, 1996 compared to 35.78% for the three months ended September 30, 1995. This was a result of a decrease in revenues of $1,195,653, or 60.07%, to $794,721 for the three months ended September 30, 1996 compared to $1,990,374 for the three months ended September 30, 1995.

      The $1,195,653 decrease was mainly attributed to the Company's focus to downsize the commercial and industrial operations and put more emphasis on its manufacturing operations.
As of September 30, 1996, uncompleted commercial and industrial work under contract was $844,584 compared to $5,568,614 as of September 30, 1995.

                     Manufacturing Revenues
      Manufacturing revenues contributed approximately 16.57% of total revenues for the three months ended September 30, 1996 compared to 17.63% for the three months ended September 30, 1995. These revenues decreased $315,011, or 32.12%, to $665,842 for the three months ended September 30, 1996 compared to $980,853 for the three months ended September 30, 1995. As of September 30, 1996, uncompleted work under contract related to manufacturing was $3,326,142 compared to $537,353 for September 30, 1995.

                   Used Oil Refining Revenues
      Used oil refining revenues contributed 5.49% of total revenues for the three months ended September 30, 1996 compared to 17.98% for the three months ended September 30, 1995. This was a result of a decrease of $779,594, or 77.96%, to $220,406 for the three months ended September 30, 1996 compared to $1,000,000 for the three months ended September 30, 1995. The $779,594 decrease was mainly attributed to the Company receiving a one-time payment of $1,000,000 for an exclusive license agreement in July 1995.
      If the Company's used oil refinery operations proceed pursuant to current agreements, the Company anticipates that future revenues will come from the sale of refineries, ongoing royalties from sublicense agreements on a per gallon processed basis and profits from joint venture ownership in refineries.

     Direct Costs. Direct costs decreased $409,815, or 10.86%, to $3,363,041 for the three months ended September 30, 1996 compared to $3,772,856 for the three months ended September 30, 1995. The decrease of $409,815 for the three months ended September 30, 1996 was mainly attributed to a decrease in the Company's total revenues. As a percent of revenues, direct costs increased to 83.70% for the three months ended September 30, 1996 compared to 67.82% for the three months ended September 30, 1995. This percent of revenue increase is mainly attributed to the Company's new NGL liquids purchase contracts which yield lower gross margins. The Company also experienced cost overruns of $203,379 on two large commercial contracts. These overruns were mainly attributed to an increase in labor costs in the Salt Lake area.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $50,210, or 7.27%, to $640,350 for three months ended September 30, 1996 compared to $690,560 for three months ended September 30, 1995. As a percent of revenues, selling, general and administrative expenses were 15.94% for the three months ended September 30, 1996 compared to 12.41% for the three months ended September 30, 1995. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Research and Development. Research and development expenses decreased $24,267 or 46.61%, to $27,798 for three months ended September 30, 1996 compared to $52,065 for the three months ended September 30, 1995. As a percent of revenues, research and development expenses decreased to .69% for the three months ended September 30, 1996 compared to .94% for the three months ended September 30, 1995.
     Research and development expenses as of September 30, 1996 were primarily attributable to development and enhancement of the Company's new hydrocarbon refining technology. These expenses both in absolute dollars and as a percentage of revenue, reflect additions to the Company's engineering staff and related costs required to support its continued emphasis on developing and testing its new hydrocarbon re-refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company therefore expects that research and development expenses will continue in future periods.

     Depreciation and Amortization. Depreciation and amortization expenses increased $85,223, or 38.54%, to $306,354 for the three months ended September 30, 1996 compared to $221,131 for the three months ended September 30, 1995. As a percent of revenues, depreciation and amortization expenses increased to 7.62% for the three months ended September 30, 1996 compared to 3.98% for the three months ended September 30, 1995.


Liquidity and Capital Resources

    Sources of liquidity for the Company include revenues from oil and gas operations, construction operations, manufacturing operations and revenues from sale of hydrocarbon refining technology and rights. Management believes that the Company's cash from operating activities is adequate to meet its operating needs but not adequate to meet capital and current debt obligation needs for the foreseeable future. In an effort to increase future cash flow from operating activities and minimize expenses, the Company has undergone some operations personnel changes and corporate restructuring. Some of these changes have been reflected in the current quarter. The full impact of these changes will be reflected in future quarters. Also, the Company signed an agreement with Transpacific Industries of Australia in September 1996, and has started construction on a $3.4 million used oil refinery. The refinery is scheduled to be shipped to the site in Australia in April 1997.

     As of November 11, 1996, the Company has not paid the following three Senior Secured notes due to a shareholder totaling $2,530,089 and $185,355 in interest due September 1, 1996. As a result, loans from this person are currently in default. (An event of default under another $2.5 million note (see IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to Interline that he does not currently intend to take remedial action against Interline, and the Company is attempting to renegotiate the terms of these loans.

I. During 1994, the Company issued a $250,000 senior convertible note payable to a shareholder. The note bears interest at 10% and was due on September 1, 1996. After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder.

II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from the same shareholder. The obligation is due September 1, 1996. In the event of a default on the note the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.

III. On July 19, 1996, the Company obtained $1,000,000 in a 9.5% senior secured note from the same shareholder. As of August 12, 1996 the Company has used $780,089 of the $1,000,000.
     The note is due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and Interline Hydrocarbon.

IV. On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same shareholder as above. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. The loan may be converted, between August 15 and December 31, 1996, into shares of the Company's common stock at the lesser of $3.12 per share of 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share.

     Presently, the Company is seeking to sell some of the assets of Interline Energy Services to satisfy a portion of existing debt. In July, the Company signed a letter of intent to sell the Well Draw Gas Plant and the crude oil pipeline to a major operator of gas pipeline and processing facilities in the western United States. However, the sale was not completed. The Company is currently negotiating with other companies regarding the sale of those assets. The associated properties contributed about 21 percent of total revenues and about 16 percent of gross margin during the year ended December 31, 1995. A majority of the funds from the sale of the assets are planned to be used to pay a portion of existing debt from the shareholder. The sale will also reduce overhead expenses as part of corporate restructuring.

    Genesis Petroleum, as part of the terms of an exclusive license agreement, decided not to continue with its exclusive North American rights. As a result, Interline will purchase Genesis Petroleum's interest in the joint venture for $2.8 million. The Company issued Genesis 108,115 shares of its common stock valued at $600,000 in exchange for a subscription receivable. The purchase price of $2.8 million was reduced to $2.2 million for the value of the stock issued. As a result, Interline has reacquired the rights to North America and is pursuing potential contracts. Interline has already signed nonbinding letters of intent to build a refinery each in Cleveland, Montreal and New Jersey.

    As of November 11, 1996 the Company was unable to pay the approximately $2.2 million required to be paid to Genesis Petroleum, Inc. on October 17, 1996, as required by a June 19, 1996 agreement between the companies. Under this agreement, Interline was to make this payment in exchange for Genesis' interest in the Salt Lake City refinery. Interline is engaged in discussions with Genesis regarding a possible resolution of the situation; however, there can be no assurance that any agreement will be reached.

    If the Company is unable to restructure its past due obligations or sell sufficient assets or raise additional financing, then there can be no assurance that the Company will be able to continue its current operations, and the Company may be compelled to consider filing under Chapter 11 of the federal bankruptcy laws. In any event, the Company may also need to raise additional financing in order to fund its current operations, depending upon its operating results, and notes that it has required financing for such purposes in the past.

    In the event management elects to participate in a joint venture in owning and operating refining plants, the Company would need to raise additional sums through borrowing or equity financing. Additionally, it is Management's intent that when potential purchasers of a refining plant place an order, the payment terms will be tailored to provide construction funds to build the plants.

Material Changes to the Balance Sheet

    The following represents material changes affecting the balance sheet as of September 30, 1996 as compared to the balance sheet as of December 31, 1995.

    Current Assets. Current assets decreased to $4,543,944 as of September 30, 1996 from $5,580,562 as of December 31, 1995. The $1,036,618 decrease in current assets was attributed to the following: a decrease in cash and cash equivalents of $1,539,387 primarily from the Company's current year loss, an increase of $611,927 in accounts receivable, a decrease of $3,938 in inventories and a decrease of $105,220 in other assets attributed to cost plus earning in excess of billings on construction contracts.

    Property, Plant and Equipment. Net property, plant and equipment increased to $10,523,370 as of September 30, 1996 from $10,461,186 as of December 31,1995. The $62,184 increase was attributed to capital expenditures of $994,567, a decrease due to current year depreciation of $899,612 and a decrease of $32,771 due to the sale of assets.

    Other Assets: Other assets increased to $2,395,845 as of September 30, 1996 from $2,237,399 as of December 31, 1995. The $158,446 increase was attributed to a decrease in note receivable of $34,905, an increase of $56,924 in technology and marketing rights and an increase of $136,427 in other assets.

    Current Liabilities. Current liabilities increased to $8,928,465 as of September 30, 1996 from $6,902,829 as of
December 31, 1995. The $2,025,636 increase in current liabilities was attributed to a decrease of $2,147,362 in accounts payable which represents payments to vendors, a decrease of $523,538 in accrued liabilities attributed to settlement payments made to Phillips Petroleum, an increase of $185,355 in accrued interest due to a shareholder, a decrease of $295,221 due to the reclassification of current portion of long-term debt and capital lease obligations, an increase of $5,030,089 in current portion of long-term debt due to a shareholder, a decrease of $223,687 in other current liabilities attributed to billing in excess of cost and earned profit on construction contracts.

     Non-Current Liabilities. Non-current liabilities decreased to $3,001,360 as of September 30, 1996 from $3,392,692 as of
December 31, 1995. The $391,332 decrease was attributed to a decrease of $295,221 from reclassification of current portion of long term debt and capital lease obligations, a decrease of $271,275 from principle reduction of debt and capital lease obligations and an increase in deferred income of $175,164.

     Total Stockholders' Equity. Total stockholders' equity decreased to $5,533,334 as of September 30,1996 from $7,983,626 as of December 31, 1995. The $2,450,292 decrease in equity was attributed to the issuance of common stock for services of $4,000 and the current year net loss of $2,454,292.

     Inflation
     The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.
                   PART II - OTHER INFORMATION

Item 1.   Legal proceedings

    The lawsuit with Basin Exploration, Inc. disclosed in previous filings with the SEC was settled in November 1996. As part of the settlement, the gas purchase contracts between Basin and the Company are terminated, and the Company conveyed to Basin about 19 miles of gas gathering pipeline in the Well Draw area in east-central Wyoming. The Company believes the settlement does not materially affect the Company's future operations or revenue.

   Genesis Petroleum has filed a lawsuit against the Company for a breach of contract by the Company. Interline agreed to pay $2.8 million for Genesis' interest in a used oil refinery in Salt Lake City by October 17, 1996. The Company issued Genesis 108,115 shares of its common stock valued at $600,000 in exchange for a subscription receivable. The purchase price of $2.8 million was reduced to $2.2 million for the value of the stock issued. The Company is engaged in discussions with Genesis regarding a possible resolution of the situation; however, there can be no assurance that any agreement will be reached.

Item 2.   Changes in Securities:
              None

Item 3.   Defaults Upon Senior Securities:

    As of November 11, 1996, the Company has not paid the following three Senior Securities notes due to a shareholder totaling $2,530,089 and $185,355 in interest due September 1, 1996. As a result, loans from this person are currently in default. The lender has indicated to Interline that he does not currently intend to take remedial action against Interline, and the Company is attempting to renegotiate the terms of these loans.


I. During 1994, the Company issued a $250,000 senior convertible note payable to a shareholder. The note bears interest at 10% and was due on September 1, 1996. After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at any time before the due date, at the option of the note holder.

II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from a shareholder. The obligation is due September 1, 1996. In the event of a default on the note the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors.

III. On July 19, 1996, the Company obtained $1,000,000 in a 9.5% senior secured note from the same shareholder. As of August 12, 1996 the Company has used $780,089 of the $1,000,000.
     The note is due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and Interline Hydrocarbon.

IV. On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same shareholder as above. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. The loan may be converted, between August 15 and December 31, 1996, into shares of the Company's common stock at the lesser of $3.12 per share of 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share. By virtue of cross default provisions in this note, an event of default under this note has occurred, and its holder has a right to accelerate the Company's obligation to repay principal and interest at any time.

Item 4.   Submission of Matters to a Vote of Security Holders:
          None

Item 5.   Other Information:
          The Company has been notified by the American Stock Exchange that the Exchange is reviewing the Company's continued listing eligibility, since it has fallen below guidelines for continued listing on the Emerging Company Marketplace of the Exchange. The Company is working with the American Stock Exchange for a resolution of this matter; however, there is no assurance that Interline will continue to be listed on the exchange.

Item 6(a).Exhibits
          None

Item 6(b).Form 8-K
          None


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 1996
                         INTERLINE RESOURCES CORPORATION
                         (Registrant)


                         By:/s/ Michael R. Williams
                         Michael R. Williams, President
                         and Chief Executive Officer
                         Principal Executive Officer
                         Director


                         By:/s/ Mark W. Holland
                         Mark W. Holland, Chief Financial Officer