Form 10KSB
period 1996-12-31
INTERLINE RESOURCES CORP
filed 1997-03-31
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                  or
     [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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

The Issuer's revenues for the fiscal year ending December 31, 1996 were $17,011,792.

As of March 14, 1997, 14,074,160 shares of the Issuer's common stock were issued and outstanding, 8,958,789 of which were held by non-affiliates. As of March 14, 1997, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $7,279,016.

               DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in three areas of business, each operating as separate subsidiaries: Interline Hydrocarbon Inc., a Wyoming corporation, which commercializes the Company's patented used oil refining technology; Interline Energy Services, Inc., a Wyoming corporation, which manages the Company's oil and gas operations located in Utah and Wyoming; and Gagon Mechanical, a Utah corporation, which engages in industrial mechanical systems construction and the manufacture, installation, and start up of the Company's used oil refining facilities.

     Company total revenues, total assets and total stockholders' equity:

     Year       Total Revenues    Total Assets    Stockholders'
                                                      Equity
     1996      $  17,011,792   $  17,112,679      $  3,982,544
     1995         20,405,802      18,279,147         7,983,626
     1994         11,091,172      13,931,218         7,115,740
     1993          9,740,815       9,404,667         4,597,094
     1992          8,489,768       4,603,980         2,424,653

Interline Hydrocarbon Inc.

     In 1993, the Company acquired a license to a patented used oil reprocessing technology (the "Technology") from Petroleum Systems Inc. (PSI) for 1.5 million shares of the Company's common stock and the obligation to pay 20 percent of its royalty revenue to PSI. The Technology removes physical and chemical contaminants from used oil and returns a clean, reusable oil suitable for base oil reformulations or for use as a high-value industrial fuel.

     The contaminants removed from the used oil in the refining process are chemically bound in a "residuum" that can be used in asphalt products. The other by-product, water, is disposed of through minimal treatment. The Interline Technology is significant when compared to the current industry practice of filtering and dewatering used oil products just enough to be utilized as a low-grade industrial burner fuel. When such fuel is burned, many of the harmful metals not removed by processing are released into the air. Because the Interline process removes these metals along with other physical contaminants the Company's re-refined oil is high quality, and if burned, eliminates the release of these objectionable pollutants.

     During the last four years of development, the Company has greatly improved the Technology and has gained experience in both the technical and marketing aspects of the used oil refining process. These developments are best described and explained in context of reviewing the following projects the Company has entered into.

     1.  Genesis Petroleum

     The Company entered into various agreements with Q Lube, Inc., a wholly owned subsidiary of Quaker State Corporation, and these agreements were subsequently assigned to Genesis Petroleum, Inc. ("GPI"), also a subsidiary of Quaker State. As a result of these agreements, the first full-scale used oil refinery was constructed and installed north of Salt Lake City, Utah, through the formation of joint venture between Interline Hydrocarbon and GPI, called Genesis Petroleum - Salt Lake City L.L.C. ("Genesis"). Used oil processing at this 24,000 gallon per day refinery commenced in February 1996. The finished products are sold as cat cracker feed, a No. 2 fuel and residuum used in asphalt products.

     Technical modifications and start up continued during much of 1996 and into early 1997. Critical process information was collected to verify design parameters, such as yields, energy consumption, process flow, equipment sizing, propane performance, operating costs and product quality. The information gathered about the complex reactions of used oil chemistry and the effects on equipment were vital to corrections in future plants. Because such a refinery had never been built before, the changes and difficulties encountered were expected and normal in such an undertaking. While operation of the plant was intermittent during 1996, a total of 3,669,880 gallons of finished products was produced. This total represents 46 percent of design capacity. Since September 1996, the operation of the unit was limited by the availability of used oil feedstocks.

     As previously reported, in June 1996, GPI elected not to continue with its exclusive license to the Technology, and, under the terms of the agreements between the Company and GPI, the Company must purchase Genesis Petroleum's 74 percent interest in the plant. To enforce the Company's obligation to re purchase GPI's interest, GPI has instituted suit against the Company (see
Item 3: Legal Proceedings). The Company is currently seeking to raise the approximate $2 million purchase price.

     As a result of GPI's decision not to continue with exclusive rights, the Company signed a termination agreement on June 19, 1996. The agreement states that all profits and losses incurred from June 19, 1996 forward will accrue to the Company even though the day to day operations, which include the buying and selling of used oil and marketing of finished products, were managed by GPI.

     In February 1997, GPI agreed to give the Company the right to acquire used oil and sell finished products on behalf of Genesis beginning in March 1997. As a result of the Company's efforts to acquire sufficient used oil to operate the refinery, the plant has operated at 95 percent of capacity (more than 600,000 gallons of oil) during March 1997.

     2.  Interline U.K., Stoke-on-Trent, England

     In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a plant in Stoke, England. The terms of the joint venture provides the Company a 40 percent ownership interest, and the right to receive a 6 cent gross royalty per gallon of oil processed. As part of the financial arrangements, in October 1995, the joint venture entity was approved for 1.8 million British pounds (about $2.7 million) in financing for the construction and installation of the refinery. The loan is secured by assets owned by Whelan as well as the Company's signatory guarantee for 1.2 million pounds of the loan.

     The plant was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is still in a testing mode. As of March 1996, the joint venture was selling the processed used oil as a lubricating base oil. The finished products could also be sold as industrial fuels. The Company is not receiving royalties from the Interline (UK) joint venture and does not anticipate receiving royalties until the refinery achieves a profitable status.

     To pay down debt, the Company is negotiating with Whelan to sell the 40 percent interest in the Interline UK joint venture.

     3.  Dukeun Industrial Company - South Korea

     In April 1995, the Company signed an agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea, to build a 24,000 gallon used oil refinery in Seoul. The refinery was constructed in 1996 by Gagon Mechanical. Dukeun is in final preparations to start up the refinery. The Company expects the plant will be in full production by the middle of 1997.

     4.  Transpacific Industries - Australia

     In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000 gallon per day plant for $3.4 million. This plant is currently under construction by Gagon Mechanical with an anticipated shipment date to Australia during the third quarter of 1997.

     The Company will receive a 6 cent per gallon gross royalty for each gallon of finished product processed. To maintain its exclusivity for Australia, Transpacific must order at least one more 24,000-gallon-per-day refinery within two years. The purchase agreement also gives Transpacific the right to construct additional plants, depending on market conditions.

     Transpacific is an Australian company that, together with associated companies, is the largest used oil collector in Australia. The company, through its affiliates, is the preferred used oil collector in Australia for Mobil, Shell, British Petroleum, Castrol and Valvoline. Its affiliates include the following: Tri-State Oil of Sydney, a joint venture company, owned 50 percent by Transpacific and 50 percent by Shell Oil Company Australia; True Blue Oil Recycling, the largest used oil collector in Brisbane; Muir Oil in Perth; and North Queensland Resource Recovery of Townsville.

     Transpacific and its associates have operations in Australia, the United States, Canada, Hong Kong, Philippines, the United Kingdom and Thailand. The main thrust of its operations are to create high-value products from low-value products, including upgrading used oil to its highest end use recycled base oil. The Transpacific Group also has operations in liquid waste collection, bus manufacturing through Orion Bus and truck construction through Western Star Truck manufacturing. In 1996, Western Star bought ERF Trucks, the largest private truck building operation in the United Kingdom.

     5.  Gadgil Western Corporation- 12 Middle Eastern and Far
Eastern Countries

     In December 1993, the Company signed an agreement with Gadgil Western Corporation of New Delhi, India, for exclusive rights to the Technology in 10 Middle Eastern and Far Eastern countries. These countries include India, Saudi Arabia, United Arab Emirates, Oman, Kuwait, Iran, Thailand, Vietnam, Malaysia and Qatar. In 1995, Gadgil Western also purchased the exclusive rights to Bahrain and Singapore. Gadgil Western intended to use the Company's Technology to extract gasoline and diesel from low-grade hydrocarbons.

     The first refinery under the Gadgil Western's exclusive agreement and the first refinery in the world to used the Company's Technology was completed in June 1995. The facility is located in Dubai, United Arab Emirates (at the Persian Gulf), and was designed to process 45,000 gallons per day of low-grade hydrocarbons into diesel and other burner fuels. Gadgil Western used the Dubai refinery as a demonstration and evaluation refinery for the possibility of building other refineries in Bahrain, Singapore and India. The Dubai plant did not achieve the economic results desired by Gadgil Western, due to the very slim margins between the low-grade hydrocarbon - burner fuels spread. As a result, Gadgil Western proposed retrofitting the facility to process used oil. The Company, to its best knowledge, believes that these modifications have not been accomplished and that the refinery is shutdown.

     Because Gadgil Western has not fulfilled the terms of its exclusive license (as reported in the 1995 and 1994 FORM 10-KSB) the Company intends to rescind the exclusive rights of Gadgil Western to the Technology. The Company has not received any royalties from Gadgil Western.

Interline Energy Services

     The Company has facilities for natural gas gathering and processing, and crude oil gathering and production in eastern
Utah and east-central Wyoming, as well as truck transportation of natural gas liquids in Wyoming.

     1.  Well Draw Gas Plant

     The Well Draw Gas Plant (the "Plant"), located near Douglas, Wyoming, is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallons of NGLs a day. Currently, the Plant processes the liquids into propane, butane and natural gasoline. As part of the Plant system, the Company owns a gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the Plant. Most of the liquids originate from liquids that are trucked into the Plant from outside sources.

     Amoco Contract

     During 1994, the Company entered into a contract with Amoco Production Company to process about 25 million gallons of NGLs per year, ending the year 2000 (based on an average of 70,000 gallons processed per day). The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Plant and the connected pipeline in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming, plant where the NGLs are collected. In 1996, the Company processed an average of 50,000 gallons per day of NGLs because of the Amoco contract, which totals 60 percent of the total NGLs processed by the Plant. The Well Draw Gas Plant processed an average of 83,000 per day of NGLs for 1996, including outside sources and liquids from the pipeline.

     Conoco Pipeline Purchase

     In January 1995, the Company purchased 180 miles of crude oil gathering and trunk pipelines, together with pumping stations and storage tanks, from Conoco Pipeline Company. The pipeline transports the oil from oil producing fields in Converse County, Wyoming, to Conoco's Lance Creek Station, where it connects with an interstate crude oil pipeline system. The pipeline gathers and transports approximately 350,000 barrels of crude oil per year.

     Oil Well Production

     The Company owns interests in 19 producing oil and gas wells in Wyoming and eastern Utah.

     2.  Utah Operations

     The Company owns and operates a natural gas gathering system in the greater Monument Butte Field of the Uintah Basin in eastern Utah. This system consists of 28 miles of main trunk line and 40 miles of lateral lines connecting 146 wells, as well as six compressors. As a result of increased drilling activity, the Company connected 37 new wells to the gathering system during 1996, and as a consequence, total gas sales from this system increased to an average of 4,400 MMBtu per day for the year. In comparison, 1995 average sales were 3,400 MMBtu per day.

     Inland Resources, Inc., supplies a significant portion of natural gas through the wells owned by Inland in the Monument Butte field. The contract with Inland to collect its gas expires in November 1997. Inland has notified the Company that is does not intend to renew the contract, and it intends to begin its own collection operations in the same area.

     3.  Interline Transportation

     The Company entered the NGL transportation business to truck liquids for Amoco Production Company. In the last four years, the Company has greatly increased its transportation of NGLs and finished product in the Rocky Mountain region. In the last four years, Interline has quadrupled its trucking activity. Four years ago, Interline had one truck and two drivers. Today, Interline has four trucks and eight drivers. Collectively, these trucks travel about 700,000 miles per year, carrying a total of 85 million gallons of raw and finished product.

     These trucks transport NGLs, propane and butane and natural gasoline to and from the Well Draw Gas Plant. The trucks travel as far away as Nebraska, Montana, Utah and Colorado.

     The Company is attempting to sell some of its oil and gas assets to pay down debt. The Company is currently in negotiation with companies for the sale of these assets. There is no assurance that any sale or agreement will be made.

Gagon Mechanical Contractors

     Gagon Mechanical Contractors, a wholly owned subsidiary of the Company, was purchased by the Company on Dec. 31, 1993 to provide expertise and resources necessary for construction of used oil refineries. Gagon has been in operation since 1971.

     Originally, Gagon focused on large contracts in the industrial and commercial construction businesses. Because of the low margins associated with commercial construction, the Company has discontinued its commercial construction division to focus on manufacturing used oil refineries for purchasers of the Company's process.

     Gagon has expertise in mechanical system construction, such as process piping, including piping and controls for hydrocarbon and chemical products. Gagon's work includes certified pressure vessel design and construction under regulated American Society of Mechanical Engineers (ASME) "U" and "R" stamps. Boiler piping work is done under ASME "PP" stamp regulations. Teams specialize in piping, structural steel, pressure vessels, skid packaging, fabrication and assembly, instrumentation and controls, insulation and electrical work.

     Gagon's construction revenues now almost exclusively include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon built refineries in Salt Lake City, in Stoke-on-Trent, England, and Seoul, South Korea. Currently, Gagon is working on the start up of the South Korean refinery and is constructing the Australian plant. Gagon's manufacturing site has 22,000 square feet of office and manufacturing space, five overhead cranes and 15 welding stations.

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

     Used oil refining operations for both feedstock and finished products depend on many factors, some of which include the availability of used oil at reasonable prices and the finished product markets for base oil and/or diesel and burner fuels. International customers and markets for used oil refining operations differ depending on the location and political climate of each country. Typical finished products from a used oil refinery include base lube stock, industrial lube stock, diesel fuels, other burner fuels and an asphalt modifier.

     Except for the Salt Lake City refinery, the Company's main focus is to license the Technology with companies worldwide that have used oil collection services and the ability to market the finished products.

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

     Transportation Regulation. Transportation of NGLs and associated finished products are regulated by the U.S. Department of Transportation. Some of these regulations include requirements of placards on trucks, in-depth maintenance and record-keeping, insurance, driver training and safety.

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

Operating Hazards and Uninsured Risks

     The Company's operations are subject to the risks normally incident to the operation of natural gas processing plants, gathering systems, used oil refineries, oil and gas production, construction, and fabrication. Those risks include fires, explosions, pipeline ruptures, pollution and hazardous material releases, equipment malfunction and breakdowns, and operations errors and omissions, any of which could result in damage to or destruction of Company facilities or a suspension of operations or damage to persons or property. Although the Company carries insurance coverage which management believes to be adequate and comparable to that carried by other companies in the same business, the Company is not fully insured against certain of these risks, either because insurance is unavailable, because management elects not to insure due to high premium costs, or because the insurance is not necessary in the judgment of management. The occurrence of an event not fully insured against could have a material adverse effect on the Company's financial position.

Employees

     At March 15, 1997, the Company and its subsidiaries employed 52 full-time employees, compared to 148 full-time and 4 part-time employees as of March 15, 1996. From time to time, the Company utilizes the services of consulting geologists, engineers and landmen as well as various laborers, operators, truck drivers, tradesmen and mechanics.

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

    Interline Energy Services' Well Draw Gas Plant is located 17 miles from Douglas, Wyoming. The Plant facilities consist of
17.85 acres of property, gas chillers, gas-to-gas exchangers, storage tanks, four steel buildings enclosing the equipment, two generators, compressors, de-ethanizer columns, fractionating columns, truck weighing scales and scale house and other assets. The gathering system consists of approximately 251 miles of high and low pressure pipelines and the associated chart recorders and wellhead connection meter runs.

    The Hat Creek Partnership, of which Interline Energy Services owns 20%, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant, all located in Niobrara County, Wyoming.

    Interline Energy Services' Monument Butte Gathering System is located 30 miles southeast of Duchesne, Utah. The Company's facilities generally consist of a natural gas gathering system with an approximate 28 mile trunk line and about 40 miles of lateral lines connecting some 109 wells. The system is connected to five compressors, totaling 1,725 horsepower, two of which are located at a central compression facility which is housed in a steel building along with other compression equipment including a glycol dehydrator, absorber, integral scrubber, reboiler assembly and vertical separator.

    Interline Energy Services owns working interests in 19 wells.
The physical assets of each well consist of casing and tubing, pump jacks and drivers, product storage tanks, separators and other associated wellhead facilities.

    On January 1, 1995, Interline Energy Services acquired a crude oil gathering pipeline located in Converse and Niobrara counties of Wyoming from Conoco Pipeline Company. This system consists of approximately 180 miles of 3, 4, and 6 inch gathering and trunk lines, five pump stations with a total of approximately 50,000 barrels of storage, various pumps for wellhead and mainline movement of crude oil, a three acre site with mainline pumps and another three acre site with a small office building and shop area, plus several small spare parts storage structures.

    Gagon Mechanical Contractors operates from a 3.6 acre site located at 8531 South 700 West in Sandy, Utah 84070. On the site is a building with 22,000 square feet of office and manufacturing space. Equipment includes excavators, backhoes, trenchers, lifts, welding machines, trailers, trucks and other pipe machines and related mechanical construction equipment, parts, pipe and inventory.

     Until June 1996, Interline Hydrocarbon had a 26 percent ownership interest in Genesis, a joint venture between Interline Hydrocarbon and GPI. In June 1996, GPI decided not to continue with its exclusive license to the Technology, therefore, the Company is purchasing GPI's 74 percent interest in the Genesis Petroleum - Salt Lake used oil refinery joint venture for approximately $2 million. As a result of the purchase, the Company will become the sole owner and operator of the refinery and create a new subsidiary to manage the facility. The Company is currently seeking to raise the $2 million to make the payment.


ITEM 3.   LEGAL PROCEEDINGS

     GPI has filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County, State of Utah, for a breach of contract by the Company. The Company agreed to pay $2.6 million less credits (totaling about $2 million) for GPI's interest in a used oil refinery in Salt Lake City by October 17, 1996. The Company has not made the payment and has engaged in discussions with Genesis regarding a possible resolution of the situation. However, there can be no assurance that any agreement will be reached. The litigation is on-going, and the Company is vigorously defending its position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                            PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     The Company's common stock is currently listed on the American Stock Exchange Emerging Company Market Place under the symbol "IRC.EC" Prior to July, 1994, the Company's common stock was quoted on the NASDAQ Small Cap Market. The information contained in the following table was obtained from the American Stock Exchange and shows the range of representative prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions

     The Company has been notified by the American Stock Exchange that the Exchange is reviewing the Company's continued listing eligibility, since it has fallen below the guidelines for continued listing on the Emerging Company Marketplace of the Exchange. The Company is working with the American Stock Exchange for a resolution of this matter; however, there is no assurance that the Company will continue to be listed on the Exchange.

                                         High                Low
         1995

         First Quarter                  $4.69               $2.50
         Second Quarter                 $4.25               $2.94
         Third Quarter                  $6.50               $4.00
         Fourth Quarter                 $5.50               $4.00

         1996

         First Quarter                  $5.25               $3.50
         Second Quarter                 $4.75               $2.13
         Third Quarter                  $3.00               $1.00
         Fourth Quarter                 $1.44               $0.50

         1997

         First Quarter                  $1.06               $0.38
         (Through March 14, 1997)

Record Holders of Common Stock

     The number of record holders of the Registrant's common stock as of March 14, 1997, is 372.

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

     Gagon Mechanical - Industrial and Commercial Construction. Gagon Mechanical Contractors, a wholly owned subsidiary of the Company, provides expertise and resources necessary for construction of used oil refineries. Gagon specializes in mechanical system construction, such as heating, ventilation, air conditioning, process piping and plumbing, including piping and controls for hydrocarbon and chemical products. Gagon's work includes certified pressure vessel design and construction under regulated American Society of Mechanical Engineers (ASME) "U" and "R" stamps. Boiler piping work is done under ASME "PP" stamp regulations. Teams specialize in piping, structural steel, pressure vessels, instrumentation and controls, insulation and electrical work. Because of the low margins and its desire to focus on used oil refinery manufacturing, the Company has discontinued Gagon's industrial and commercial construction business.

     Gagon Mechanical - Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon built refineries in Salt Lake City, in Stoke-on-Trent, England, and in Seoul, South Korea. Gagon is preparing to start operation on a refinery for Dukeun Industrial Company in South Korea and is constructing a refinery for Transpacific Industries of Australia.

     Interline Hydrocarbon - Used Oil Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of March 14, 1997, the Company has two plants in production trial stage: a refinery in Salt Lake City that has been operating since February 1996 and a refinery in Stoke-on-Trent, England that has been operating since July 1996. Although management continues to evaluate the best marketing strategy for the refining process, the current approach is to build the refineries through Gagon, and sell and install them at locations throughout the world. The Company anticipates revenues to come from exclusivity fees, engineering fees and ongoing royalties and from profit generated through ownership in various refineries throughout the world.

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Results of Operations

Total Revenues

     In 1996, revenues decreased $3,394,010, or 16.6%, to $17,011,792 for the year ended December 31, 1996 as compared to $20,405,802 for the year ended December 31, 1995. This revenue decrease included $1,821,335, or 26.5%, increase in oil and gas revenues, a $4,480,424, or 53.4%, decrease in construction revenues, a $1,462,141, or 37.5% decrease in manufacturing revenues and a $727,220, or 58.2%, increase in used oil refining revenues. The Company's total revenues, on a segment basis, for 1996 and 1995 were as follows:


                           1996                1995

Oil and Gas          $8,688,536   51%    $6,867,201   34%
Construction          3,909,283   23%     8,389,707   41%
Manufacturing         2,436,753   14%     3,898,894   19%
Used Oil Refining     1,977,220   12%     1,250,000    6%

Total Revenue       $17,011,792  100%   $20,405,802  100%



Oil and Gas Revenues

     Oil and gas revenues contributed approximately 51.07% of total revenues for the year ended December 31, 1996 as compared to approximately 33.65% for the year ended December 31, 1995. This resulted in an increase of $1,821,335, or 26.52%, to $8,688,536 for the year ended December 31, 1996 as compared to $6,867,201 for year ended December 31, 1995.

     Wyoming oil and gas operations revenue increased $1,101,919, or 20.83%, to $6,391,755 for the year ended December 31, 1996 as compared $5,289,836 for the year ended December 31, 1995. The increase in revenue was mainly attributed to several new NGL liquids purchase contracts entered into during 1996.

     Utah oil and gas operations revenue increased $719,416, or 45.61%, to $2,296,781 for the year ended December 31, 1996 as compared to $1,577,365 for the year ended December 31, 1995. This increase was attributed to a residue volume (MMBtu) increase of 387,536, or 31.98%, to 1,599,240 for year ended December 31,
1996 compared to 1,211,704 for year ended December 31, 1995. This revenue increase was also attributed an increase in price (MMBtu) of $.17, or 15.82 %, to $1.25 for year ended December 31, 1996 compared to $1.07 for year ended December 31, 1995. In 1996, the Company added 37 new wells to its gathering system, compared to 30 new wells for 1995.

     Construction Revenues. Construction revenues contributed approximately 22.98% of total revenues for the year ended December 31, 1996 compared to 41.11% for the year ended December 31, 1995. This resulted in a decrease of $4,480,424 or 53.40%, to $3,909,283 for the year ended December 31, 1996 compared to $8,389,707 for the year ended December 31, 1995. The decrease in revenue was mainly attributed to management's decision to discontinued its commercial construction division. Because of the low margins associated with commercial construction, the Company has discontinued its commercial construction division to focus on manufacturing of its used oil refinery.

     Manufacturing Revenues. Manufacturing revenues contributed approximately 14.32% of total revenues for the year ended December 31, 1996 compared to 19.11% for the year ended December 31, 1995. The $1,462,141 decrease in revenue was attributed to the Company having two used oil refineries under construction for 1996 compared to three used oil refineries under construction for 1995. During 1996, the Company started construction on a 24,000 a day plant for Transpacific Group of Australia and finished construction on a plant for Dukeun Industrial of South Korea. During 1995, the Company had under contract refineries for GPI, Dukeun Industrial Company of South Korea and the Company's joint venture partner, Whelan Environmental Services of England.

     Used Oil Refining Revenues. Used oil refining revenues contributed 11.62% of total revenues for the year ended December 31, 1996 compared to 6.13% for the year ended December 31, 1995. This resulted in an increase of $727,220, or 58.18%, to $1,977,220 for the year ended December 31, 1996 compared to $1,250,000 for the year ended December 31, 1995. The $727,220 increase in revenues was mainly attributed to the Company's ownership in the Genesis plant located in Salt Lake City, Utah.

     Direct Costs. Direct costs decreased $946,953, or 5.91%, to $15,071,513 for the year ended December 31, 1996 compared to $16,018,466 for the year ended December 31, 1995. The decrease of $946,953 for 1996 was mainly attributed to a decrease in the Company's total revenues. As a percent of revenues, direct costs increased 10.09%, to 88.59% for the year ended December 31, 1996 compared to 78.5% for the year ended December 31, 1995. This 10.09% increase was mainly attributed to cost overruns on several large commercial construction contracts. The Company also incurred additional costs associated with the start up and development of its used oil technology.

     Selling, General and Administrative. Selling, general and administrative expenses increased $334,487, or 12.62%, to $2,984,725 for year ended December 31, 1996 compared to $2,650,238 for year ended December 31, 1995. As a percent of revenues, selling, general and administrative expenses were 17.55% for year ended December 31, 1996 compared to 13.39% for year ended December 31, 1995. These expenses consist principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Depreciation and Amortization. Depreciation and amortization expenses increased $573,710, or 67.47%, to $1,424,019 for year ended December 31, 1996 compared to $850,309 for year ended December 31, 1995. As a percent of revenues, depreciation and amortization expenses increased to 8.5% for the year ended December 31, 1996 compared to 4.17% for year ended December 31, 1995. The increase of $573,710 was attributed to the amortization of its refining technology and marketing rights and an increase in capital expenditures for year ended December 31, 1995.

     Research and Development. Research and development expenses increased $220,504, or 33.53%, to $878,192 for year ended December 1996 compared to $657,688 for year ended December 31, 1995. As a percent of revenues, research and development expenses increased to 5.16% for year ended December 31, 1996 compared to 3.22% for year ended December 31, 1995. Included in research and development is $751,192 cost overrun associated with the manufacturing of the Genesis and England refineries. The overrun is directly related to ongoing modifications during construction. These modifications will be implemented into the design of future refineries.

     The increase in research and development expenses in 1996 was primarily attributable to development and enhancement of its new hydrocarbon refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company therefore expects that research and development expenses will continue in the future periods.

     Write-down of Asset Value.   During 1996, the Company
adopted the Financial Accounting and Standard Board's Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. During 1996, the Company wrote down receivables totaling $293,118 and plant and equipment totaling $265,000.

Liquidity and Capital Resources

     Sources of liquidity for the Company include revenues from oil and gas operations, manufacturing operations and revenues from sale of hydrocarbon refining technology and rights. Management believes that the Company's cash from operating activities is adequate to meet its operating needs but not adequate to meet capital and current debt obligation needs for the foreseeable future. In an effort to increase future cash flow from operating activities and minimize expenses, the Company has undergone some operations personnel changes and corporate restructuring. Some of these changes have been reflected in the current report. The full impact of these changes will be reflected in future reporting periods. Also, the Company signed an agreement with Transpacific Industries of Australia in September 1996, and has been constructing a $3.4 million used oil refinery. The refinery is scheduled to begin shipping to the site in Australia in third quarter of 1997.

     As of March 28, 1997, the Company has not paid the following three Senior Secured notes due to a shareholder/director totaling $2,530,089 and the associated interest due September 1, 1996. As a result, loans from this person are currently in default. (An event of default under another $2.5 million note (see IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to the Company that he does not currently intend to take remedial action against the Company.

I. During 1994, the Company issued a $250,000 senior convertible note payable to a shareholder. The note bears interest at 10% and was due on September 1, 1996. After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at the option of the note holder. As a result of the default, the interest rate has changed to 12%.

II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from the same shareholder. The obligation is due September 1, 1996. In the event of a default on the note the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical Contractors. As a result of the default, the interest rate has changed to 12%.

III. On July 19, 1996, the Company obtained $780,089 in a 9.5% senior secured note from the same shareholder. The note was due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and Interline Hydrocarbon. As a result of the default, the interest rate has changed to 16%.


IV. On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same shareholder as above. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. Upon default, the loan may be converted into shares of the Company's common stock at the lesser of $3.12 per share or 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share. As a result of the default, the interest rate has changed to 16%.

     Presently, the Company is seeking to sell some of the assets of Interline Energy Services to satisfy a portion of existing debt.

     In June 1996, GPI, as part of the terms of an exclusive license agreement, decided not to continue with its exclusive North American rights. As a result, the Company is purchasing GPI's interest in the joint venture for $2.0 million. As a result, the Company has reacquired the rights to North America and is pursuing potential contracts.

     As of March 28, 1997 the Company was unable to pay the approximately $2.0 million required to be paid to GPI on October 17, 1996, as required by a June 19, 1996 agreement between the companies. Under this agreement, the Company was to make this payment in exchange for GPI's interest in the Genesis refinery. The Company is engaged in discussions with Genesis regarding a possible resolution of the situation; however, there can be no assurance that any agreement will be reached.

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

Material Changes in Balance Sheet

     The following represents material changes affecting the balance sheet as of December 31, 1996 compared to the balance sheet of December 31, 1995.

     Current Assets: Current assets decreased to $3,685,021 as of December 31, 1996 from $5,580,562 as of December 31, 1995. The $1,895,541 decrease in current assets is attributed to a decrease in cash and cash equivalents of $614,409 primarily from the Company's current year loss, a decrease of $668,343 in accounts receivable attributed to the downsizing of its commercial construction division, a decrease of $61,524 in inventories, an increase in note receivable of $15,000 and a decrease of $566,265 in other current assets attributed to cost in excess of billing on construction contracts.

     Property, Plant and Equipment. Net property, plant and equipment increased to $11,349,584 as of December 31, 1996 from $10,461,186 as of December 31, 1995. The $888,398 increase was attributed to capital expenditures of $2,982,037, a decrease due to current year depreciation of $1,424,019 and a decrease of $669,620 from the sale of assets.
Major expenditures consisted of $2,512,291 for the used oil refining plant located in Salt Lake City, $90,865 for the purchase of a new tractor and $241,899 for additions to its Utah gas gathering system.

     Intangible Assets. Intangible assets decreased to $1,875,484 as of December 31, 1996 from $1,953,598 as of December 31, 1995. The $78,114 decrease was attributed to an increase of $81,150 for legal costs associated with the Company's patent for used oil refining and a decrease of $159,264 attributed to the amortization of marketing and technology rights.

     Other Assets.   Other assets decreased to $80,000 as of
December 31, 1996 from $95,563  as of December 31, 1995.  The
$15,563 decrease was attributed to a decrease in the Company's investment in less than majority owned entities.

     Current Liabilities. Current liabilities increased to $11,300,835 as of December 31, 1996 from $6,902,829 as of
December 31, 1995. The $4,398,006 decrease in current liabilities is attributed to a decrease of $2,299,302 in accounts payable which represent payments to vendors, an increase of $232,521 in accrued liabilities/interest mainly attributed to accrued interest due to a shareholder/director, an increase of $5,030,089 in note payable due to a shareholder/director, an increase of $2,027,911 in note payable due to Quaker State Resources for the Genesis plant purchase, a decrease of $563,540 due to the reclassification of current portion of long-term debt and capital lease obligations and a decrease of $29,673 in other current liabilities attributed to billing in excess of cost and earned profit on construction contracts.

     Non-Current Liabilities. Non-current liabilities decreased to $1,829,300 as of December 31, 1996 from $3,392,692 as of
December 31, 1995. The $1,563,392 decrease is attributed to a decrease in deferred revenue of $752,306 attributed to the purchase of the Genesis used oil refinery, a principle reduction of $1,559,708 which represents payments to lenders, an increase of $563,540 from reclassification of current portion of long-term debt, and new debt and capital lease obligations of $185,082.

     Total Stockholders' Equity. Total stockholders' equity decreased to $3,982,544 as of December 31, 1996 from $7,983,626 as of December 31, 1995, The $4,001,084 decrease in equity was attributed to the issuance of common stock for services for $11,250, 108,115 shares of common stock valued at $600,000 issued to Quaker State Resources and the current year loss of $4,612,332.

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

               INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
               Consolidated Financial Statements
               December 31, 1996

              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                                      Contents





                                                          Page

     Independent Auditors' Report                          F-1


     Consolidated balance sheet, December 31,
     1996                                                  F-2


     Consolidated statement of operations, years
     ended December 31, 1996 and 1995                      F-3


     Consolidated statement of stockholders'
     equity, years ended December 31, 1996
     and 1995                                              F-4


     Consolidated statement of cash flows,
     years ended December 31, 1996 and 1995                F-5


     Notes to consolidated financial statements            F-7

                                  INDEPENDENT AUDITORS' REPORT





               To the Board of Directors of
               Interline Resources Corporation and Subsidiaries


                   We have audited the accompanying consolidated balance sheet of Interline Resources Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                   In our opinion, the consolidated financial statements
               referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses, and the deficit in working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                  TANNER + CO.

               Salt Lake City, Utah
               March 18, 1997

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

December 31, 1996



                      Assets

Current assets:
    Cash and cash equivalents                                    $   1,090,810
    Trade accounts receivable, net                                   2,183,461
    Income taxes receivable                                             80,000
    Inventories                                                         55,748
    Notes receivable - current portion                                  55,200
    Other current assets                                               219,802

             Total current assets                                    3,685,021

Property, plant and equipment                                       14,618,162

Accumulated depreciation, amortization, and depletion               (3,268,578)

             Net property, plant and equipment                      11,349,584

Notes receivable                                                       122,590

Intangible assets, net                                               1,875,484

Other assets                                                            80,000






             Total assets                                        $  17,112,679

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

December 31, 1996




                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                             $   2,193,488
    Accrued liabilities                                                564,408
    Accrued interest, related party                                    405,314
    Notes payable, related party                                     5,030,089
    Note payable, used oil refinery                                  2,027,911
    Current portion of long-term debt                                  624,451
    Other current liabilities                                          455,174

             Total current liabilities                              11,300,835

Long-term debt                                                       1,652,161
Deferred revenue                                                       177,139

             Total liabilities                                      13,130,135

Contingencies                                                             -

Stockholders' equity:
    Preferred stock - $.01 par value, 25,000,000 shares
      authorized, 1,000,000 series A shares authorized;
      no series A shares issued and outstanding                           -

    Common stock - $.005 par value.  100,000,000 shares
      authorized; 14,074,167 shares issued and outstanding              70,371
    Additional paid-in capital                                       9,185,017
    Retained deficit                                                (5,272,844)

             Total stockholders' equity                              3,982,544

             Total liabilities and stockholders' equity          $  17,112,679






See accompanying notes to consolidated financial statements.

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations

Years Ended December 31,



                                                          1996        1995

Revenue                                          $  17,011,792  $  20,405,802

Direct costs                                        15,071,513     16,018,466

Gross margin                                         1,940,279      4,387,336

Selling, general and administrative expenses         2,984,725      2,650,238
Depreciation, depletion and amortization             1,424,019        850,309
Research and development                               878,192        657,688
Write-down of asset value                              558,118         82,573

(Loss) income from operations                       (3,904,775)       146,528

Other income (expense):
         Interest expense, net                        (281,624)      (278,534)
         Interest expense, related party              (405,314)       (25,000)
         Other expenses, net                           (20,619)      (276,088)

Loss before income taxes                            (4,612,332)      (433,094)

Income tax benefit
         Current                                          -              -
         Deferred                                         -              -

                                                          -              -

Net loss                                         $  (4,612,332)   $  (433,094)

Loss per common share                            $        (.33)   $      (.03)



See accompanying notes to consolidated financial statements.

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity

Years Ended December 31, 1996 and 1995







                             Preferred Stock       Common Stock      Additional
Earnings                                                                Paid-in   Retained
                             Shares  Amount       Shares     Amount     Capital    Deficit        Total
Balance,
January 1, 1995                 -    $   -    13,661,313     68,307   7,274,851  $(277,418)   7,115,740

Stock options exercised         -        -       288,889      1,444   1,297,336       -       1,298,780

Shares issued for services      -        -           850          4       2,196       -           2,200

Net loss
December 31, 1995               -        -          -          -           -      (433,094)    (433,094)

Balance,
December 31, 1995               -        -    13,951,052     69,755   8,574,383   (660,512)   7,983,626

Shares issued for services      -        -        15,000         75      11,175       -          11,250


Shares issued as payment
of note payable                 -        -       108,115        541     599,459       -         600,000

Net loss
December 31, 1996               -        -          -          -           -    (4,612,332)  (4,612,332)

Balance,
December 31, 1996               -    $   -    14,074,167     70,371   9,185,017 (5,272,844)   3,985,544






See accompanying notes to consolidated financial statements.


INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

Years Ended December 31,
                                                                   1996           1995
Cash flows from operating activities:
   Net loss                                                 $(4,612,332)     $(433,094)
   Adjustment to reconcile net loss to net cash
     (used in) provided by operating activities:
      Depreciation, depletion and amortization                1,424,019        850,309
      Provision for losses on accounts receivable                25,069           -
      Write-down of asset value                                 558,118         82,573
      Gain on disposal of assets                                (55,513)        (7,285)
      Common stock issued for services                           11,250          2,200
      (Increase) decrease in:
         Accounts receivable                                    712,765     (1,014,184)
         Inventories                                             61,524        (18,858)
         Other current assets                                   571,423       (709,127)
         Other assets                                            15,563        112,626
      Increase (decrease) in:
         Accounts payable                                    (2,772,986)     2,237,045
         Accrued liabilities                                    210,158        453,473
         Deferred revenue                                        (2,306)       307,152
         Other current liabilities                              (29,673)       433,525

               Net cash (used in) provided by
               operating activities                          (3,882,921)     2,296,355

Cash flows from investing activities:
   Proceeds from sale of equipment                              134,077          7,285
   Cash received in acquisition                                 117,715           -
   Change in restricted cash                                       -            70,000
   Decrease in notes receivable  from shareholders               50,648         25,190
   Purchase of technology and marketing rights                  (96,503)      (538,961)
   Purchase of property, plant and equipment                   (891,629)    (2,803,046)

               Net cash used in
               investing activities                            (685,692)    (3,239,532)

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt             4,780,113           -
   Proceeds from issuance of common stock                          -         1,298,780
   Payments on long-term debt                                  (825,909)      (850,419)

               Net cash provided by
               financing activities                           3,954,204        448,361

See accompanying notes to consolidated financial statements.

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Continued

                                                                   1996           1995

               Net decrease in cash                            (614,409)      (494,816)

Cash, beginning of year                                       1,705,219      2,200,035

Cash, end of year                                             1,090,810      1,705,219

Supplemental Disclosure of Cash Flow Information

   Actual cash amounts paid for:

         Interest                                               326,080        271,349

         Income taxes                                       $      -        $     -


Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended December 31, 1996, the following transactions occurred:

   Property and equipment with an aggregate value of $185,082 was purchased with debt.

   Property and equipment was sold in exchange for payment of long-term debt of $483,823.

   The Company acquired all of the remaining assets and assumed certain liabilities from a joint venture operation for common stock, a note payable, and deferred revenue. The net assets purchased consisted of the following:

         Accounts receivable                        $     362,609
         Prepaid expenses                                   5,158
         Property and equipment                         1,877,911
         Intangible assets                                 10,565
         Accounts payable                                (473,684)
         Accrued expenses                                 (22,363)

         Net assets purchased                           1,760,196

         Less common stock issued                        (600,000)
         Less amount financed with note payable        (2,027,911)
         Deferred revenue                                 750,000

               Net cash received                          117,715


During the year ended December 31, 1995, the Company purchased property and equipment with a total value of $899,267 with long-term debt.




See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995


     1.            Summary of Significant Accounting Policies

     Principles of Consolidation
     The consolidated financial statements include the financial statements of Interline Resources Corporation, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation of the Company with these entities.

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

       Used Oil
       The Company has a license to market a patented technology which refines various types of oils, producing a usable product. The Company's marketing efforts extend to a worldwide market. Revenues are generated through the design and manufacture of the plants, consultation regarding the process, and royalties on the technology.

       Manufacturing
       The Company designs and manufactures refineries which employ the Company's licensed used oil refining technology. The manufacturing process includes the initial engineering work through the final assembly of the refinery on the customer's site. The Company is required to maintain certification for its manufacture of pressure vessels and boiler piping. Revenues from this segment are generated from projects constructed for placement at local, as well as, international sites.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     1.   Summary of Significant Accounting Policies - Continued

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

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     1.   Summary of Significant Accounting Policies - Continued

     Inventories
     Inventories consisting of supplies and miscellaneous materials are recorded in the financial statements at their aggregate lower of cost (first-in, first-out) or market.

     Property, Plant and Equipment
     Property, plant and equipment are carried at cost. Depreciation is computed using straight-line and accelerated methods. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. The estimated useful lives are as follows:
                                                 Estimated
                                                   Useful
                                                    Life
          Buildings and equipment                15-25 years
          Equipment and vehicles                  3-10 years

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

     Amortization
     The Company amortizes its marketing and technology rights for the refining process over seven and seventeen years. These periods approximate the assets' estimated useful lives.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     1.   Summary of Significant Accounting Policies - Continued

     Loss Per Common Share
     Income per share of common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares outstanding at December 31, 1996 and 1995 is approximately 14,022,067 shares and 13,815,125 shares, respectively. Fully diluted income per share information is not presented as the per share amounts are either antidilutive or not different from presented per share amounts.

     Use of Estimates in Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification
     Certain amounts in the prior years financial statements have been reclassified to conform to the 1996 presentation.


     2.   Going Concern

     The Company has sustained significant operating losses in 1996 and 1995, is currently in default on approximately $5,000,000 of note payable obligations, and it has taken longer than projected to bring the re-refining technology to economic viability. This has caused the Company to incur more research and development costs than originally projected. In addition, the title to ownership of an operating plant is in dispute due to the Company being in default on the note payment for the operating plant (see note 9). These factors create an uncertainty about the Company's ability to continue as a going concern.

     The Company is in negotiations to sell certain of its assets. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of certain of its assets, and attaining future profitable operations. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     3.   Note Receivables and Deferred Revenue

     The Company entered into a contract to modify and refurbish a plant for another entity. During 1993, the construction was complete and the Company began receiving payments for this construction. Terms of the agreement stipulate that the Company will be reimbursed at the rate of 200% of its actual costs. Payments are received based on the incremental margin of liquid prices charged over the revenue expected from gas sales. At December 31, 1996, the note receivable balance totaled approximately $163,000. Since payment of the note is contingent upon future earnings, an amount totaling approximately $77,000 has been recorded as deferred revenue and is recognized when payments are received. Income related to this note of $24,033 and $11,952 was recognized as income on the note during the years ended December 31, 1996 and 1995, respectively.

     The Company also has a demand note receivable from a former employee which totaled $15,200 at December 31, 1996.

     During the year ended December 31, 1996 and 1995, the Company received approximately $100,000 and $1,000,000, respectively, on contracts and proposed contracts regarding licensing of technology. These funds were deferred to a future year when it is anticipated that certain events will occur to complete the earnings process. As of December 31, 1996, approximately $100,000 remained as deferred revenue.


     4.   Accounts Receivable

     Accounts receivable consist of the following:

     Construction contracts:
       Contracts in progress                    $     535,552
       Completed contracts                            232,940
       Retainage                                      411,448

     Total construction receivables                 1,179,940
     Nonconstruction related accounts receivable    1,326,708

                                                    2,506,648
     Less allowance for doubtful accounts            (323,187)

     Total accounts receivable                  $   2,183,461

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     5.   Construction Contracts in Process

     Information with respect to construction contracts in process at December 31, 1996 follows:

     Costs on uncompleted contracts             $  10,834,668
     Estimated earnings thereon                       576,959

                                                   11,411,627

     Less billings applicable thereto             (11,716,035)

                                                $    (304,408)

     Costs and earned profit on construction
      contracts - unbilled                      $     150,766

     Billings in excess of costs and earned
       profit on construction contracts              (455,174)


                                                $    (304,408)

     These balances are included in the financial statements under the captions of "Other Current Assets" and "Other Current Liabilities."

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     6.   Property and Equipment

     Property and equipment at December 31, 1996 consists of the following:

     Vehicles                                  $      330,000
     Machinery and equipment                        7,728,914
     Buildings and structures                       1,635,698
     Oil and gas properties                         1,167,703
     Office furniture and equipment                   315,281
     Refinery                                       3,440,566

                                                   14,618,162

     Less accumulated depreciation,
       amortization, and depletion                 (3,268,578)


                                                $  11,349,584


     The Company entered into a sales agreement for a refinery constructed by a wholly owned subsidiary. One of the provisions of the agreement was that the purchaser, at its option, could require the Company to repurchase the refinery. During 1996, the purchaser opted to require the Company to repurchase the refinery. At December 31, 1996, the Company was in default on its repurchase obligation to the purchaser. Because of the circumstances surrounding this default, a dispute existed at December 31, 1996 relative to the ownership of the refinery. At December 31, 1996, the Company did not posses title to the refinery but has, recorded the asset and the associated liability for the repurchase.


     7.   Technology and Marketing Rights

     During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil. The Company is currently in negotiations with several entities who desire to use its refining process. The Company capitalized $2,228,602 of patent, engineering, and other costs related to this agreement from 1993 to 1996. These rights are being amortized on a straight-line basis over seven and seventeen years. Amortization expense of $168,874 and $85,418 was recorded during the years ended December 31, 1996 and 1995, respectively, and accumulated amortization at December 31, 1996, totaled $353,118.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     8.   Notes Payable Related Party

     Notes payable to a related party at December 31, 1996 are comprised of the following:


     Note payable to a director/shareholder
     of the Company with interest at a rate
     of 16%, due January 1, 1998, secured by
     common stock, convertible to common
     stock at the lesser of $3.12 per share
     or 80% of the average closing price for
     shares of the Company's common stock
     for five consecutive trading days
     preceding the date of conversion                   $2,500,000



     Note payable to a director/shareholder
     of the Company with interest at a rate
     of 12%, due August 29, 1996, secured by
     common stock, convertible to common
     stock at the lesser of $3.20 per share
     or 80% of the average closing price for
     shares of the Company's common stock
     for five consecutive trading days
     preceding the date of conversion                    1,500,000



     Note payable to a director/shareholder
     of the Company with interest at a rate
     of 16%, due September 1, 1996, secured
     by common stock                                      780,089



     Unsecured note payable to a
     director/shareholder of the Company
     with interest at a rate of 12%, due
     August 29, 1996, convertible in full to
     67,750 shares of the Company's common
     stock                                                250,000


                                                       $5,030,089


     The notes payable to a director/shareholder of the Company are in default. The note agreements provide that upon default of any of these notes payable, each other note also enters default status. The notes also provide that upon default, certain default interest rates become effective immediately. Such interest rates are reflected above. Under terms of the notes, the Company cannot declare, authorize or commit to pay any dividends or other distributions on equity securities until the notes are satisfied in full.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     9.   Note Payable, Used Oil Refinery

     The Company has recorded a liability for the repurchase of a used oil refinery from the original purchaser. This liability is a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery. The original purchaser owned the remaining 74% of the joint venture and operated the plant. At the date of the option being exercised, the Company also became sole owner of the joint venture and has consolidated the operations of the joint venture with the Company's operations. Pro forma information for operations for the entire year have not been presented as they are immaterial to the financial statements. At December 31, 1996, the Company was in default on its repurchase obligation to the purchaser. Such liability associated with this repurchase obligation is included in the financial statements under the caption "Note Payable, Used Oil Refinery." This obligation bears interest at 12%.


     10.  Long-Term Debt

     Long-term debt at December 31, 1996, is as follows:


     Notes payable to various financial
     institutions bearing interest at
     between 6.8% and 11.25%, due in
     combined monthly installments of
     $15,462 including interest, secured by
     real estate                                           $819,540



     Note payable to various entities with
     interest at between 9.25% and 12%,
     requiring combined monthly installments
     of $18,674 including interest,
     collateralized by the Company's natural
     gas gathering system and processing
     plants                                                 489,562



     Note payable to a financial
     institution, due in monthly
     installments of $6,468, including
     interest at prime plus 3.5% (11.75% at
     December 31, 1996), secured by a life
     insurance policy, equipment and
     accounts receivable                                    274,433



     Notes payable to various financial
     institutions, due in combined monthly
     installments of $10,069, including
     interest at rates between 7.9% and
     11.9%, secured by vehicles,
     inventories, equipment, and receivables                211,923

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     10.  Long-Term Debt - Continued


     Notes payable to officers/shareholders
     due in 1996, interest accruing at
     between 5% and 12%, unsecured                          106,637


     Capital lease obligations (see note 11)                374,517


                                                          2,276,612


     Less current portion of long-term debt                 624,451


     Net long-term debt                                  $1,652,161


     Future maturities of long-term debt as of December 31, 1996 are as follows:

                               Year              Amount
                               1997        $     624,451
                               1998              334,667
                               1999              332,431
                               2000              302,927
                               2001              217,487
                           Thereafter            464,649

                                           $   2,276,612

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     11.  Capital Leases

     The Company has entered into several noncancellable capital leases for equipment. The leases have between two and five year lease terms, aggregate monthly payments total $10,932. The assets under capital leases have been capitalized at an aggregate cost of $465,406 and accumulated amortization of these costs totaled $109,257 at December 31, 1996. Future minimum lease payments are as follows:


                                     Year              Amount
                                     1997           $  146,034
                                     1998               90,446
                                     1999              100,549
                                     2000               81,658

      Total minimum lease payments                     418,687

      Less amount representing interest                 44,170

      Present value of minimum lease payments       $  374,517


     12.  Income Taxes

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

     The Company's income tax (expense) benefit differed from the statutory federal rates as follows:


                                                         1996       1995

     Statutory rate applied to loss before taxes $  1,568,000  $   140,000
     State income taxes                               226,000       22,000
     Increase in valuation allowance               (1,794,000)    (162,000)

                                                 $       -     $      -

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     12.  Income Taxes - Continued

     Significant components of the Company's deferred tax (assets) and tax liabilities at December 31, 1996 are as follows:


     Depreciation                                          $     742,000
     Revenue recognition on construction contracts               215,000
     Net operating losses                                     (2,759,000)
     Capital loss carryover                                      (86,000)
     Valuation allowance                                       1,888,000

                                                           $        -


     The Company has approximately $6,756,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized.
     In addition, the Company has $207,000 of capital loss carryforwards available to offset income.

     It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. Consequently, a valuation allowance has been established to offset any tax asset.


     13.  Related Transactions

     Interest expense recorded for related party notes payable (see note
     10) totaled $8,000 and $10,000 for 1996 and 1995, respectively.


     14.  Common Stock

     During the year ended December 31, 1994 as a condition for a private placement of the Company's restricted common stock, the Company entered into a note payable agreement with a director/shareholder which contains certain restrictive covenants. The Company may not sell its restricted common stock for a price less than $4.50 or issue options or warrants of equal effect for a two year period ending October 1996 or until the note payable is satisfied. The Company also may not repay any related party debt during this period. These covenants may be waived upon obtaining written consent of the other party in the agreement.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     15.  Write-Down of Asset Value

     During 1996, the Company adopted the Financial Accounting and Standards Board's Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.
     During 1996, the Company wrote down receivables totaling $293,118 and plant and equipment totaling $265,000. The fair value was based upon the estimated economic recovery value of the assets.


     16.  Stock Option Plan

     The Company has a stock option plan for officers and directors of the Company (Officers Option Plan), under which a maximum of 350,000 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. However, due to certain restrictions placed upon the Company through loan covenants included in the notes payable to a related party, the minimum option exercise price on options granted after the note agreement is $4.50 per share. This minimum exercise price will remain in effect until all notes payable to the related party are satisfied. Under the Officers Option Plan, 7,500 options are granted each year to various officers and directors of the Company. Additional options may be granted at the discretion of the board of directors.

     The Company also has a stock option plan for non-insiders (Non-Insider Option Plan), under which a maximum of 750,000 options may be granted to purchase common stock. Grants are also limited to 250,000 options per year.

     Under the Non-Insider Option Plan, all grants are at the discretion of the board of directors.

     All options are exercisable after six months and have a maximum term not to exceed five years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 90 days from the date of termination.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     16.  Stock Option Plan - Continued

     A schedule of options and warrants at December 31, 1996 is as follows:

                                                 Number of     Option Price
                                                   Options        Per Share
     Outstanding at December 31, 1995            1,086,668    $  1.08 -5.65
       Granted                                     302,500             4.50
       Expired                                     297,668             4.50

     Outstanding at December 31, 1996            1,091,500    $  1.08 -5.65

     Options exercisable and shares available for future grant are as follows:
                                                           December 31,
                                                      1996             1995

     Options exercisable                         1,091,500        1,086,668
     Shares available for grant                    908,500          930,000

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     17.  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                       December 31,
                                                    1996          1995

     Net loss - as reported                 $  4,612,332    $  433,094
     Net loss - pro forma                   $  5,665,328    $  650,621
     Loss per share - as reported           $       0.33    $     0.03
     Loss per share - pro forma             $       0.40    $     0.05


     The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       December 31,
                                                    1996          1995

     Expected dividend yield                 $      -       $     -
     Expected stock price volatility              107.0%        107.0%
     Risk-free interest rate                        4.5%          4.5%
     Expected life of options                    5 years       5 years


     The weighted average fair value of options granted during 1996 and 1995 are $2.88 and $2.93 respectively.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     17.  Stock-Based Compensation - Continued

     The following table summarized information about fixed stock options outstanding at December 31, 1996:



              Options Outstanding              Options Exercisable

                          Weighted
                          Average
              Number      Remaining   Weighted Number      Weighted
     Range of Outstanding Contractual Average  Exercisable Average
     Exercise at          Life        Exercise at          Exercise
     Prices   12/31/96    (Years)     Price    12/31/96    Price

$     1.08        650,000       1.64      1.08    650,000      1.08
 3.90-5.65        441,500       3.42      4.61    441,500      4.61

$ 1.08-5.65     1,091,500       2.05      1.91  1,091,500      1.91


     18.  Segment Information

     The Company has operations in the segments of gas processing, construction and other. The following is a breakdown by segment:


                                                    1996       1995

    Capital expenditures:
         Gas processing               $     479,698   $   2,297,346
         Construction                          -             92,752
         Manufacturing                       20,358         147,574
         Used oil refining                2,601,989         931,236
         Other                               18,949         233,405

                  Total               $   3,120,994   $   3,702,313



     Depreciation and amortization:
         Gas processing               $     833,668   $     568,345
         Construction                        24,722          53,177
         Manufacturing                       74,166          33,765
         Used oil refining                  423,971         135,591
         Other                               67,492          59,431

                  Total               $   1,424,019   $     850,309

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     18.  Segment Information - Continued

     Identifiable assets:
         Gas processing               $   9,219,158   $   8,076,618
         Construction                       575,477       3,336,492
         Manufacturing                    1,529,824       2,310,519
         Used oil refining                3,885,169       3,512,414
         Other                            1,903,051       1,043,104

                  Total               $  17,112,679   $  18,279,147


     Revenue:
         Gas processing               $   8,688,536   $   6,867,201
         Construction                     3,909,283       8,389,707
         Manufacturing                    2,436,753       3,898,894
         Used oil refining                1,977,220       1,250,000

                  Total               $  17,011,792   $  20,405,802


     Operating income:
         Gas processing               $     677,939   $     297,574
         Construction                    (1,205,350)        196,374
         Manufacturing                     (513,242)       (548,715)
         Used oil refining               (2,133,612)        201,295
         Other                             (730,510)           -

     Gross margin                        (3,904,775)        146,528

     Interest expense                      (686,938)       (303,534)
     Other corporate expenses               (20,619)       (276,088)

     Loss before income taxes         $  (4,612,332)  $    (433,094)


     19.  Contingencies

     The Company is a partner in several joint ventures. The joint ventures have incurred debt related to the development of the project. The Company, as a joint venture partner, is contingently liable for the debt. The debt totals approximately $1,400,000 at December 31, 1996.

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     19.  Contingencies - Continued

     During the year ended December 31, 1996, the Company entered into an agreement to sell certain assets of the Company. As a part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At December 31, 1996, the remaining liability on the note approximated $135,000.

     The Company is involved in litigation arising during the normal course of business. Management is vigorously defending its position and believes that it has meritorious defenses. The financial statements reflect any amounts that management believes would be payable should the litigation rule in favor of the plaintiff.


     20.  Profit Sharing Plan

     During 1995, the Company commenced a defined contribution retirement plan which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $5,615 and $2,218 for the year ended December 31, 1996 and 1995, respectively.


     21.  Fair Value of Financial Instruments

     None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     No disclosure required.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     On March 28,1997, the Company received notice of the resignation of three directors, Maurice D. Sabbah, Freddy H. Robinson and Alan Gressel, who were appointed to the Company's board of directors pursuant to arrangements regarding a loan from Mr. Sabbah. The Company was advised that these directors resigned in order to avoid the appearance of a conflict of interest in the Company's efforts to address its financial situation, including Mr. Sabbah's loans, which are in default.


     Name                    Age            Position

     Michael R. Williams      45      Chairman/CEO/President/Director

     R. LaMar Gagon           52      Director/President, Gagon Mechanical

     Maurice D. Sabbah        68      Director

     Freddy H. Robinson       44      Director

     Alan Gressel             67      Director

     Mark W. Holland          40      Chief Financial Officer

    Background information concerning the Company's officers and directors is as follows:

    Michael R. Williams. Mr. Williams has been an officer and director of the Company since October 1990. He was also president, founder and majority owner of Interline Natural Gas, a privately held company acquired by the Company. Mr. Williams received his Bachelor of Arts degree in Business Management from Brigham Young University in 1975.

    R. LaMar Gagon. Mr. Gagon has been a director of the Company since 1994. Mr. Gagon is Vice President and founder of the Sandy, Utah, based Gagon Mechanical Contractors Inc. Gagon Mechanical is an industrial/commercial contracting company building and providing mechanical services to the construction, refinery, mining, government, military and aerospace industries. He studied mechanical engineering at Brigham Young University, after graduating from Utah Technical College.

    Maurice D. Sabbah. Mr. Sabbah is chairman of the board and chief executive officer of Fortress RE, a reinsurance and underwriting manager.

    Freddy H. Robinson. Mr. Robinson is managing partner of
Bernard Robinson & Company, LLP, a certified public accounting firm. He graduated from University of North Carolina at Chapel
Hill and is a certified public accountant.

    Alan Gressel. Mr. Gressel is president of Research Oil Company, a company involved in the collection and disposal of oils and hazardous wastes. Mr. Gressel has served as president of the National Oil Recyclers Association (NORA). He received his Bachelor of Science in Mathematics (Magna Cum Laude) at John Carroll University and conducted graduate work at Case Western Reserve University.

    Mark W. Holland. Mr. Holland has been employed as a Controller for the Company since 1989 and was appointed Chief Financial Officer in 1994. From 1983 to 1989 Mr. Holland was employed by Savage Industries, Inc. as an accountant and as a Controller for the Ideal Corporation and Cornelius Development Corporation subsidiaries. Mr. Holland received his Certified Public Accountant certification in 1989. Mr. Holland received his Bachelor of Science degree in Accounting and Business Administration from Southern Utah State College in 1983.

     B.   Significant Employees. None.

     C.   Family Relationships. None.

     D.   Other: Involvement in Certain Legal Proceedings. None.

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

                   SUMMARY COMPENSATION TABLE

                                                Long-Term Compensation
                     Annual Compensation            Awards       Payouts
(a)          (b)     (c)        (d)   (e)        (f)      (g)      (h)     (i)
                                      Other                                All
Name and                              Annual     Restrict Option/  LTIP    Other
Principal            ($)        ($)   Compen-    Stock    SAR's    Payouts Compensation
Position     Year    Salary     Bonus sation ($) Awards   (#)      ($)     ($)

Michael R.   1996    $168,000    $-0- $-0-       $-0-     7,500(1) $-0-    $-0-
Williams     1995    $198,000    $-0- $-0-       $-0-     7,500(1) $-0-    $-0-
President,   1994    $168,000    $-0- $-0-       $-0-     7,500(1) $-0-    $-0-
CEO
Chairman

LaMar Gagon  1996    $100,000    $-0- $-0-       $-0-     7,500(2) $-0-    $-0-
Director/    1995    $100,000    $-0- $-0-       $-0-    24,167(2) $-0-    $-0-
President    1994    $100,000    $-0- $-0-       $-0-     7,500(2) $-0-    $-0-
Gagon

(1) In February 1994, Mr. Williams was granted an option to purchase 7,500 shares of the Company's common stock at a price of $5.65 per share, which was the estimated market price at the time of grant. The option was issued pursuant to the Company's 1994 Officer and Director Stock Option Plan and was approved by the Company's shareholders on May 10, 1994. The option was not exercisable until the expiration of six months from the date of shareholder approval. According to the Plan approved by shareholders, 7,500 shares of the Company's stock were granted March 1, 1995 and March 1, 1996 at a price of $4.50.

(2) In February 1994, Mr. Gagon was granted an option to purchase 7,500 shares of common stock at a price of $5.65 per share, which was the estimated market price at the time of grant. The option was issued pursuant to the Company's 1994 Officer and Director Stock Option Plan and was approved by the Company's shareholders on May 10, 1994. The option was not exercisable until the expiration of six months from the date of shareholder approval. According to the Plan approved by shareholders, 7,500 shares of the Company's stock were also granted March 1, 1995 and March 1, 1996 at a price of $4.50. Mr. Gagon was granted 16,667 shares of the Company's stock at an exercise price of $4.50 per share, according to a stock option grant approved by shareholders on June 15, 1995. The option was not exercisable until the expiration of six months from the date of shareholder approval.

     The Company provides health and life insurance to its employees, including its officers and certain directors.

Stock Options Granted During 1996

     The following table provides information on grants of stock options during 1996 to the persons named in the Summary
Compensation Table above.

                     OPTION GRANTS IN 1996

                   Individual
                     Grants

(a)                  (b)          (c)              (d)        (e)
                                  % of Total
                                  Options          Exercise
                      Options     Granted to       or Base
                      Granted     Employees        Price s    Expiration
     Name             (#)         in Fiscal Year   ($/Sh)     Date

LaMar Gagon           7,500       14.3%            $4.50      3/1/01
Michael R. Williams   7,500       14.3%            $4.50      3/1/01



Option Values at December 31, 1996

     No options were exercised during 1996 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 1996 owned by the people named in the Summary Compensation Table above.

                 AGGREGATE OPTION EXERCISED IN 1996
                  AND YEAR-END 1996 OPTION VALUES

     (a)          (b)    (c)          (d)                (e)
                                   Number of           Value of
                                  Unexercised        Unexercised
                                   Options at        In-the-Money
                               Year End 1996 (#)      Options at
                                                    Year End 1996
                                                        ($)(1)

                Shares
                Acquired Value
     Name        on      Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
                Exercise

Michael R.       -0-      -0-       380,500      -0-            $-0-         -0-
Williams
LaMar Gagon      -0-      -0-        39,167      -0-            $-0-         -0-

(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 1996 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the American Stock Exchange Emerging Company Marketplace on December 31, 1996 ($0.6875).
Employment Agreements

     The Company has no written employment agreement with any officers or directors. Michael R. Williams is paid a monthly salary of $14,000 by the Company. LaMar Gagon, a director of the Company and the president of Gagon Mechanical Contractors, is paid a monthly salary of $8,333.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 14, 1997 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.



Name and Address                                             Percentage
of Beneficial Owner                Shares Owned(1)             Owned

Michael R. Williams(2)(3)          3,120,006                    21%
160 W. Canyon Crest Rd.
Alpine, UT 84004

R. LaMar Gagon(2)(4)                 298,812                     2%
8531 S. 700 West
Sandy, UT 84070

Freddy H. Robinson(2)(5)              15,000                     0%
P.O. Box 19608
Greensboro, NC  27419


Alan Gressel(2)(6)                    15,000                     0%
2777 Broadway Ave.
Cleveland, OH  44115

Maurice D. Sabbah(2)(7)            2,127,916                    15%
c/o 461 Fifth Avenue
New York, NY

Mark W. Holland(8)                   124,720                     1%
160 W. Canyon Crest Rd.
Alpine, UT 84004

All Officers and Directors         5,701,454                    39%
as a Group (6 persons)
Total Shares Issued and           14,599,993                   100%
Outstanding(1)

     (1) As of March 14, 1997 there were 14,074,160 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 525,833 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 14,599,993 shares issued and outstanding.

     (2) These individuals are the officers and directors of the Company.

     (3) Mr. Williams is the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,628,056 beneficially owned, 104,450 shares owned by his minor children and 387,500 shares issuable upon the exercise of currently exercisable options.

     (4) Includes 252,145 shares owned directly by Mr. Gagon and 46,667 shares issuable upon the exercise of currently exercisable stock options. Mr. Gagon is a director of the Company and is president of a subsidiary of the Company.

     (5) Mr. Robinson received an option of 7,500 shares at an exercise price of $4.50 when he was appointed a director and an additional 7,500 shares at an exercise price of $4.50 per share on March 1, 1997, according to a director stock option plan approved by shareholders. Mr. Robinson's wife owns 1,000 shares of common stock, for which Mr. Robinson disclaims beneficial ownership.

     (6) Mr. Gressel received an option of 7,500 shares at an exercise price of $4.50 when he was appointed a director and an additional option of 7,500 shares at an exercise price of $4.50 per share on March 1, 1997, according to a director stock option plan approved by shareholders.

     (7) Includes 2,052,666 shares which are owned directly by Mr. Sabbah and 67,750 shares which may be issued upon the conversion of outstanding debt instrument. According to a stock option plan approved by shareholders, he received an option of 7,500 shares at an exercise price of $4.50 per share when he was made a director of the Company and he received an additional option of 7,500 shares at an exercise price of $4.50 per share on March 1, 1997. The number of shares indicated excludes 29,000 shares owned by Mr. Sabbah's daughter and 25,000 shares owned by Mr. Sabbah's wife, as to both of which Mr. Sabbah disclaims beneficial ownership, and any shares issuable upon conversion of an aggregate of $5,000,000 of debt instruments issued by the Company which are convertible into shares of common stock because of defaults on those debt instruments.

     (8) Mr. Holland is Chief Financial Officer of the Company. The number of shares indicated as owned by Mr. Holland includes 78,054 directly owned by Mr. Holland and 46,666 shares which may be issued upon the exercise of a currently exercisable stock option.


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

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 6% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1996 was as follows:

                                 Total Amount         Unpaid as of
          Lender                   of Loans             12/31/96

     Michael R. Williams           $89,519              $ -0-
     Timothy G. Williams           $19,000              $ 9,000
     Gearle D. Brooks              $79,985              $48,269

     As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1996 was as follows:

                                  Total Amount        Unpaid as of
          Lender                     of Loans           12/31/96

     Michael R. Williams           $165,000             $ -0-
     Timothy G. Williams           $ 60,000             $ -0-
     Gearle D. Brooks              $ 75,000             $55,330

     As of March 14, 1997, the Company has not paid the following three Senior Securities notes due to Maurice D. Sabbah, a director and shareholder of the Company, totaling $2,530,089 and associated interest due September 1, 1996. As a result, loans from this person are currently in default. The lender has indicated to Interline that he does not currently intend to take remedial action against Interline.

I. During 1994, the Company issued a $250,000 senior convertible note payable to a shareholder. The note bears interest at 10% and was due on September 1, 1996. After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock, at the option of the note holder.

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

III. On July 19, 1996, the Company obtained $780,089 in a 9.5% senior secured note from the same shareholder. The note was due September 1, 1996. The note is secured by the outstanding shares of Interline Energy Services, Gagon
     Mechanical and Interline Hydrocarbon.

IV. On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same shareholder as above. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. Upon default, the loan may be converted into shares of the Company's common stock at the lesser of $3.12 per share or 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share. By virtue of cross default provisions in this note, an event of default under this note has occurred, and its holder has a right to accelerate the Company's obligation to repay principal and interest at any time.

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

     B.   Reports on Form 8-K. The Company filed no reports on
Form 8-K during the last quarter of the fiscal year ended
December 31, 1996.

Exhibits to Form 10KSB

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

     10.3      License Agreement - Petroleum Systems, Inc.    N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.4      License Agreement - Gadgil Western Corporation N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.5      Stock Option Agreement - Michael R. Williams   N/A
               dated August 29, 1993
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.6      Stock Option Agreement - Timothy G. Williams   N/A
               dated August 29, 1993
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.7      Stock Option Agreement - Gearle D. Brooks      N/A
               dated August 29, 1993
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.8      1994 Non-Insider Stock Option Plan             N/A
               dated February 24, 1994
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.9      1994 Officer and Director Stock Option Plan    N/A
               dated February 24, 1994
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.10     Agreement and Plan of Reorganization -         N/A
               Gagon Mechanical Contractors, Inc.
               (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

     10.11     Quaker State Resources Agreements              N/A
               (Incorporated by Reference to Form 8-K
               dated September 13, 1994)

     10.12     Whelan Environmental Services Agreement        N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1994)

     10.13     Amoco Processing/Transportation Agreement      N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.14     PSI Assignment Agreement                       N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.15     Dukeun Industrial Company Agreements           N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.16     Bahrain and Singapore Agreement                N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.17     Genesis Petroleum - Salt Lake, L.L.C AgreementsN/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.18     Guarantee - Interline (UK)                     N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.19     Note Purchase Agreement - Maurice Sabbah       N/A
               (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

     10.20     Note Purchase Agreement - Maurice Sabbah       N/A
               (Incorporated by Reference to Form 8-K
               dated June 27, 1996)

     10.21     Transpacific Industries License Agreements

     10.22     Q Lube Inc. Letter Agreement -- Termination of
               License and Technology Disclosure Agreement and Related Agreements

     21.1      Subsidiaries of Registrant

     27        Financial Data Schedule


-----------------------------------------------------------------


                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1997             INTERLINE RESOURCES CORPORATION


                             By/s/ Michael R. Williams
                                Michael R. Williams
                                CEO/President
                                Principal Executive Officer
                                Director

                             By/s/ Mark W. Holland
                               Mark W. Holland
                               Chief Financial Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date               Title               Signature

March 30, 1997  CEO/President     /s/ Michael R. Williams
                and Director          Michael R. Williams

March 30, 1997  Director/         /s/ R. LaMar Gagon
                Secretary             R. LaMar Gagon