Form 10KSB/A
period 1996-12-31
INTERLINE RESOURCES CORP
filed 1997-05-06
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB/A

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

Check if there is no disclosure of deliquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in difinitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.   X

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

                  Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995

     9.   Note Payable, Used Oil Refinery

     The Company has recorded a liability for the repurchase of a used oil refinery from the original purchaser. This liability is a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company has consolidated the operations of the refinery and joint venture for the period June 19, 1996 (date the option was executed) through December 31, 1996. Pro forma information for operations for the entire year have not been presented as they are immaterial to the financial statements. At December 31, 1996, the Company was in default on its repurchase obligation to the purchaser. Such liability associated with this repurchase obligation is included in the financial statements under the caption "Note Payable, Used Oil Refinery." This obligation bears interest at 12%.


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

Exhibits to Form 10-KSB/A

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