Form 10QSB
period 1997-03-31
INTERLINE RESOURCES CORP
filed 1997-05-15
CIK 841533

CONFORMED


             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
                 Securities Exchange Act of 1934
              For the Quarter Ended March 31, 1997
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 Commission file number 0-18995


                 INTERLINE RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)


          Utah                                    87-0461653
(State or other jurisdiction of           (I.R.S. employer identification No.)
 incorporation or organization)


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

Common stock outstanding at May 7, 1997 - 14,074,167 shares of
$.005 par value Common stock.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         FORM 10-QSB
               INTERLINE RESOURCES CORPORATION

                      TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1         Financial Statements


          Condensed Consolidated Balance Sheet at
          March 31, 1997 and December 31, 1996

          Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows for three months ended March 31, 1997 and 1996

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

Item 6(a) Exhibits

Item 6(b) Reports on Form 8-K

          Signatures

                         INTERLINE RESOURCES
                             CORPORATION
                          AND SUBSIDIARIES

                          PART I - ITEM 1

                        FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1997


The condensed financial statements included have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company presumes that the user of this interim financial information has read or has access to the audited financial statements for the preceding fiscal year-- --and in that context, this disclosure is adequate for a fair presentation of the Company's financial position.

The Company has recorded a liability for the repurchase of a used oil refinery from the original purchaser. This liability is a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company has consolidated the operations of the refinery and joint venture for the period June 19,1996 (date the option was executed) through March 31, 1997.

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of March 31, 1997, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                      INTERLINE RESOURCES CORPORATION
                             AND SUBSIDIARIES

                         Consolidated Balance Sheet




                                                     March 31,    Dec  31,
                                                          1997        1996
                                                   (unaudited)


Assets

Current assets:
  Cash and cash equivalents                           $422,549   $1,090,810
  Trade accounts receivable, net                     2,828,307    2,183,461
  Income taxes receivable                               80,000       80,000
  Inventories                                           91,693       55,748
  Note receivables - current portion                    55,200       55,200
  Other current assets                                 232,754      219,802

     Total current assets                            3,710,503    3,685,021

Property, plant and equipment                       14,323,004   14,618,162
Accumulated depreciation and depletion              (3,433,220)  (3,268,578)

     Net property, plant & equipment                10,889,784   11,349,584

Note receivable                                        111,805      122,590
Intangible assets, net                               1,850,355    1,875,484
Other assets                                            80,000       80,000

        Total assets                               $16,642,447  $17,112,679

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                              AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                                    March 31,   Dec  31,
                                                         1997       1996
                                                  (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                  $1,898,201   $2,193,488
  Accrued liabilities                                  675,233      564,408
  Accrued interest, related party                      436,501      405,314
  Notes payable, related party                       5,030,089    5,030,089
  Notes payable, used oil refinery                   2,027,911    2,027,911
  Current portion of long-term debt                    528,109      624,451
  Other current liabilities                            451,871      455,174

     Total current liabilities                      11,047,915   11,300,835

Long-term debt less current maturities               1,320,931    1,652,161
Deferred income                                        112,022      177,139

     Total liabilities                              12,480,868   13,130,135

Contingencies                                             -            -

Stockholders' equity:
Preferred stock - $.01 par value. 25,000,000
   shares authorized; 1,000,000 series A shares
   authorized; no series A shares issued and o/s          -            -
Common stock - $.005 par value. 100,000,000
   shares authorized; 14,074,167 shares and
   14,074,167 shares issued and outstanding at
   March 31, 1997 and Dec 31, 1996, respectively        70,371       70,371
Additional paid-in capital                           9,185,017    9,185,017
Retained deficit                                    (5,093,809)  (5,272,844)

     Total stockholders' equity                      4,161,579    3,982,544

     Total liabilities & stockholders' equity      $16,642,447  $17,112,679


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                     1997         1996

Revenue                                           $3,337,554   $5,001,054

Direct costs                                       2,515,283    4,267,851

Gross margin                                         822,271      733,203

Selling, general and
   administrative expenses                           658,420      833,020
Research and development                              97,759      332,230
Depreciation, depletion and amortization             369,035      285,707

 (Loss) from operations                             (302,943)    (717,754)

Other income (expense) net
  Interest expense, net                             (110,653)     (62,839)
  Interest expense, related party                   (181,187)        -
  (Loss) from investment                                -         (110,128)
  Gain from sale of assets                           773,818         -

Income (loss) before income tax                      179,035     (890,721)

Income tax  provision
    Current                                             -            -
    Deferred                                            -            -

  Total tax (benefit)                                      0            0

Net income (loss)                                   $179,035    ($890,721)


Income (loss) per common share:                        $0.01       ($0.06)

Weighted average shares o/s                       14,074,167   13,951,052

The accompanying notes are an integral part of these consolidated condensed financial statements.




                         INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                            1997           1996

Cash flows from operating activities:
  Net income (loss)                                       $179,035      ($890,721)
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortization                 369,035        285,707
  Gain on disposal of asset                               (773,818)          -
  (Increase) decrease in:
     Accounts receivable                                  (644,846)        60,912
     Inventories                                           (35,945)         4,768
     Other current assets                                  (12,952)          -
     Note receivable                                        10,785           -
     Other assets                                           25,129       (518,656)
  Increase (decrease) in:
     Accounts payable                                     (295,287)      (419,610)
     Accrued liabilities                                   110,825       (343,978)
     Accrued interest, related party                        31,187           -
     Deferred income taxes                                    -              -
     Deferred income                                       (65,117)        (5,605)
     Other current liabilities                              (3,303)      (364,704)

      Net cash provided (used) by operating activities  (1,105,272)    (2,191,887)

Cash flows from investing activities:
  Proceeds from sale of equipment                          524,768           -
  Proceeds from sale of joint venture                      500,000           -
  (Increase) decrease in note receivable                      -            11,823
  (Increase) decrease in general partnership                  -          (293,434)
  Purchase of intangible assets                             (9,316)        23,902
  Purchase of property, plant & equipment                 (150,869)      (180,549)

  Net cash (used in) investing activities                  864,583       (438,258)



The accompanying notes are an integral part of these consolidated condensed financial statements.




                           INTERLINE RESOURCES CORPORATION
                                  AND SUBSIDIARIES
                        Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                            1997           1996

Cash flows from financing activities:
  Proceeds from debt obligations                              -         1,550,000
  Payment on long-term debt                               (427,572)      (379,132)

  Net cash provided by financing activities               (427,572)     1,170,868

Net (decrease) in cash                                    (668,261)    (1,459,277)

Cash, beginning of year                                  1,090,810      1,705,219

Cash,  end of  quarter                                    $422,549       $245,942




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

Investments
Investments in less than majority owned entities are accounted for using the equity method. Investment are included in the financial statements under the caption of "Other Assets."

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

Income (Loss) per Common Share
Income (loss) per share of common stock is calculated based on the weighted average number of common shares outstanding during the period. The weighted average shares for the three months ended March 31, 1997 and 1996 is 14,074,167 and 13,951,052, respectively. Fully diluted income per share information is not presented as the per share amounts are not different from presented per share amounts.

Contingencies
During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At March 31, 1997, the remaining liability on the note was approximately $125,000.

The Company is involved in litigation arising during the normal course of business. Management is vigorously defending its position and believes that it has meritorious defenses. The financial statements reflect any amounts that management believes would be payable should the litigation rule in favor of the plaintiff.

The Company was a partner in several joint ventures. The joint ventures have incurred debt related to the development of the project. The Company is contingently liable for the debt. The debt totals approximately $1,400,000 at March 31, 1997.

               INTERLINE RESOURCES CORPORATION
                      AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

Notes Payable Related Party
Notes payable to a related party at March 31, 1997 are comprised of the following:

     Note payable to a related party of the Company for $2,500,000 with interest at a rate of 16%, due January 1, 1998, secured by common stock of Gagon Mechanical and Interline Energy Services and convertible to common stock at the lesser of $3.12 per share or 80% of the average closing price for shares of the Company's common stock for five consecutive trading day preceding the date of conversion.

     Note payable to a related party of the Company for $1,500,000 with interest at a rate of 12%, due September 1, 1996, secured by common stock of Gagon Mechanical and Interline Energy Services and convertible to common stock at the lesser of $3.20 per share or 80% of the average closing price for shares of the Company's stock for five consecutive trading days preceding the date of conversion.

     Note payable to a related party of the Company for $780,089 with interest at a rate of 16%, due September
     1, 1996, secured by common stock of Gagon Mechanical, Interline Energy Services and Interline Hydrocarbon.

     Unsecured note payable to a related party of the Company for $250,000 with interest at a rate of 12%, due September 1, 1996, convertible in full to 67,750 shares of the Company's common stock.

These notes payable to the related party of the Company are in default. The note agreements provide that upon default of any of these notes payable, each other note also enters default status. The notes also provide that upon default, certain default interest rates become effective immediately. Such interest rates are reflected above. Under terms of the notes, the Company cannot declare, authorize, or commit to pay any dividends or other distributions on equity securities until the notes are satisfied in full.

Note Payable, Used Oil Refinery
The Company has recorded a liability for the repurchase of an used oil refinery from the original purchaser. This liability is a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery. The original purchaser owned the remaining 74% of the joint venture and operated the plant. At the date of the option being exercised (June 19, 1996), the Company has consolidated the operations of the joint venture with the Company's operations. At March 31, 1997, the Company was in default on its repurchase obligation to the purchaser.

Common Stock
During the year ended December 31, 1994, as a condition for a private placement of the Company's restricted common stock, the Company entered into an agreement which contains certain restrictive covenants. The Company may not sell its restricted common stock for a price less than $4.50 or issue options or warrants of equal effect. The Company also may not repay any related party debt during this period. These covenants may be waived upon obtaining written consent of the other party in the agreement.

Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least
1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The
Company made contributions of $1,292 and $2,059 for the three months ended March 31, 1997 and 1996, respectively.

Reclassification
Certain amounts in the prior years financial statements have been reclassified to conform to the 1997 presentation.

                       PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in three areas of business, each operating as separate subsidiaries: Interline Hydrocarbon Inc., a Wyoming corporation, which commercializes the Company's patented used oil refining technology; Interline Energy Services, Inc., a Wyoming corporation, which manages the Company's oil and gas operations located in Utah and Wyoming; and Gagon Mechanical, a Utah corporation, which engages in industrial mechanical systems construction and the manufacture, installation and start up of the Company's used oil refining facilities.

     Interline Energy Services - Oil and Gas Operations. The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation and oil well production. The Company's main oil and gas operations are located in east-central Wyoming and eastern Utah. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering Company, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells. The Company's Utah operations are located near Roosevelt, Utah, and include the Monument Butte Gathering System and Roseland Wells. On May 1, 1997, Interline sold its Utah operations to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million.

     Gagon Mechanical - Industrial and Commercial
Construction. Gagon Mechanical Contractors, a wholly owned subsidiary of the Company, provides expertise and resources necessary for the construction of used oil refineries.
Gagon specializes in mechanical system construction, such as heating, ventilation, air conditioning, process piping and plumbing, including piping and controls for hydrocarbon and chemical products. Gagon's work includes certified pressure vessel design and construction under regulated American Society of Mechanical Engineers (ASME) "U" and "R" stamps. Boiler piping work is done under ASME "PP" stamp regulations. Teams specialize in piping, structural steel, pressure vessels, instrumentation and controls, insulation and electrical work. The commercial construction division of Gagon Mechanical has been discontinued.

     Gagon Mechanical - Manufacturing. Part of Gagon's construction revenues include the manufacture of refineries for Interline Hydrocarbon. Gagon has the ability to build each refinery from design and engineering to start up and operation. Gagon has built and installed refineries in Salt
Lake City, in Stoke-on-Trent, England, and in Seoul, South
Korea. Gagon is preparing to start operation on a refinery for Dukeun Industrial Company in South Korea and is constructing a refinery for Transpacific Industries for location in Australia.

      Interline Hydrocarbon - Used Oil Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of May 12, 1997, the Company had two plants in production trial stage: a refinery located in Salt Lake City and a refinery in Stoke-on-Trent, England. On June 21, 1996, Interline announced it had reacquired the rights to the United States, Canada and Mexico from Genesis Petroleum, a subsidiary of Quaker State Corporation. As a result, Interline will purchase Genesis Petroleum's interest in the joint venture for $2,027,977. The Company also issued Genesis 108,115 shares of its common stock valued for $600,000 as part of the agreement. According to the agreement announced on June 21,1997, Interline was required to pay the $2.2 million by October 17, 1996. As of May 12, 1997, the Company has not made the payment and is currently negotiating with Genesis Petroleum for a resolution to the matter; however, there can be no assurance the Company will be successful in these negotiations. Interline is now pursuing contract possibilities in North America. Already, Interline has signed letters of intent with Research Oil Company of Ohio and Sani Mobile of Montreal, Canada.

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

Results of Operations
        The following analysis of the financial
condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report. The Company has recorded a liability for the repurchase of a used oil refinery from the original purchaser. This liability is a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company has consolidated the operations of the refinery and joint venture for the period June 19,1996 (date the option was executed) through March 31, 1997.

Comparison of three months ending March 31, 1997 and 1996

Total Revenues
     Revenues decreased $1,663,500, or 33.26%, to $3,337,554
for the three months ended March 31, 1997 as compared to $5,001,054 for the three months ended March 31, 1996. This revenue decrease included a $27,541 or 1.47%, increase in oil and gas revenues, a $2,521,355, or 100%, decrease in construction revenues, a $129,593, or 23.27% decrease in manufacturing revenues and a $959,907, or 1,754%, increase in used oil refining revenues. The Company's total revenues, on a segment basis, for three months ended March 31, 1997 and 1996 were as follows:

     Three Month Revenues Ended March 31, 1997 and 1996

                  1997          %     1996           %

Oil and gas     $1,895,536    57%   $1,867,995     37%
Construction             0     0%    2,521,355     51%
Manufacturing      427,389    13%      556,982     11%
Used Oil         1,014,629    30%       54,722      1%
Refining

Total Revenue   $3,337,554   100%   $5,001,054    100%



Oil and Gas Revenues
        Oil and gas revenues contributed approximately 56.79% of total revenues for the three months ended March 31, 1997, as compared to approximately 37.35% for the three months ended March 31, 1996. Revenues increased $27,541 or 1.47% to $1,895,536 for the three months ended March 31, 1997 as compared to $1,867,995 for three months ended March 31, 1996. Wyoming operations revenue increased $97,529, or 7.13%, to $1,466,346 for the three months ended March 31, 1997 as compared to $1,368,817 for the three months ended March 31, 1996. The increase in revenue was mainly attributed to several new NGL liquids purchase contracts entered into during 1996.
        Utah operations revenue decreased $69,988, or 14.02%, to $429,190 for the three months ended March 31, 1997 as compared to $499,178 for the three months ended March 31, 1996. This decrease was attributed to a residue volume
(MMBtu) decrease of 27,797, or 8.25%, to 309,120 for the three months ended March 31, 1997 compared to 336,917 for the three months ended March 31, 1996. The decrease was also attributed to a decrease in sales price (MMBtu) of $.13, or 10.00%, to $1.17 for the three months ended March
31, 1997 compared to $1.30 for the three months ended March
31, 1996.
        On May 1, 1997 the Company sold its Utah operations to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. Total revenues attributed to the assets sold were $429,190, or 12.86%, of the Company's total revenues for the three months ended March 31, 1997.

Construction Revenues
        Construction revenues contributed approximately 0% of total revenues for the three months ended March 31, 1997 compared to 50.42% for the three months ended March 31, 1996. This resulted in a decrease of $2,521,355, or 100%, to $0 for the three months ended March 31, 1997 compared to $2,521,355 for the three months ended March 31, 1996.
        The decrease in revenue was attributed to management's decision to discontinue its commercial construction division. Because of the low margins associated with commercial construction, the Company has discontinued its commercial construction division to focus on its used oil refining technology.

Manufacturing Revenues
        Manufacturing revenues contributed approximately 12.81% of total revenues for the three months ended March 31, 1997 compared to 11.14% for the three months ended March 31, 1996. These revenues decreased $129,593, or 23.27%, to $427,389 for the three months ended March 31, 1997 compared to $556,982 for the three months ended March 31, 1996. The $129,593 decrease in manufacturing revenues was attributed to the Company having one used oil refinery under construction for 1997 compared to two used oil refineries under construction for 1996. During 1996, the Company started construction on a 24,000 gallon per day plant for Transpacific Group of Companies of Australia. As of May 12, 1997 this plant is approximately 50% completed and is scheduled to be shipped during the third quarter 1997.

Used Oil Refining Revenues
        Used oil refining revenues contributed 30.4% of total revenues for the three month quarter ended March 31, 1997 compared to 1.09% for the three months ended March 31, 1996. This resulted in an increase of $959,907, or 1,754%, to $1,014,629 for the three months ended March 31, 1997 compared to $54,722 for the three months ended March 31, 1996.
        The increase of $959,907 in used oil refining revenues was attributed to an increase of $552,886 from the Salt Lake City used oil refinery and an increase of $400,000 attributed to the marketing agreement with Dukeun Industrial Company of South Korea. The Company signed a marketing agreement with Dukeun Industrial Company, allowing Dukeun to be the only company besides Interline to market Interline's patented technology in South Korea, Japan and China.

        Direct Costs. Direct costs decreased $1,752,568, or 41.06%, to $2,515,283 for the three months ended March 31, 1997 compared to $4,267,851 for the three months ended March 31, 1996. The decrease of $1,752,568 for the three months ended March 31, 1997 was mainly attributed to a decrease in the Company's total revenues. As a percent of revenues, direct costs decreased to 75.36% for the three months ended March 31, 1997 compared to 85.33% for the three months ended March 31, 1996. This percent of revenue decrease is mainly attributed to the agreement signed with Dukeun Industrial Company for marketing rights to Interline's patented technology for $400.000.

        Selling, General and Administrative. Selling, general and administrative expenses decreased $174,600, or 20.96%, to $658,420 for three months ended March 31, 1997 compared to $833,020 for three months ended March 31, 1996. As a percent of revenues, selling, general and administrative expenses were 19.73% for the three months ended March 31, 1997 compared to 16.66% for the three months ended March 31, 1996. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

        Research and Development. Research and development expenses decreased $234,471, or 70.58%, to $97,759 for three months ended March 31, 1997 compared to $332,230 for the three months ended March 31, 1996. As a percent of revenues, research and development expenses decreased to 2.93% for the three months ended March 31, 1997 compared to 6.64% for the three months ended March 31, 1996.
        Research and development expenses were primarily attributable to development and enhancement of its new hydrocarbon refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company, therefore, expects that research and development expenses will continue in future periods.

        Depreciation and Amortization. Depreciation and amortization expenses increased $83,328 or 29.17%, to $369,035 for the three months ended March 31, 1997 compared to $285,706 for the three months ended March 31, 1996. As a percent of revenues, depreciation and amortization expenses increased to 11.06% for the three months ended March 31, 1997 compared to 5.71% for the three months ended March 31, 1996. This increase of $83,328 was attributed to the amortization of its refining technology and marketing rights and depreciation attributed to the Salt Lake City used oil refinery.

        Operating Income (Loss).  Operating loss decrease
$414,811, or 57.79% to $302,943 for the three months ended
March 31, 1997 compared to $717,754 for the three months ended March 31, 1996. The decrease in operating losses was mainly attributed to a reduction in selling general and administrative expenses and the reduction of research and development expenses.

        Gain on Sale of Assets. Gain on sale of assets increased $773,818 or 100%, to $773,818 for the three months ended March 31, 1997 compared to $0 for the three months ended March 31, 1996. The increase of 773,818 was attributed to the Company selling its 40% interest in the Interline (UK) joint venture, which resulted in a gain of $500,000, and the sale of two compressors and other equipment located in Wyoming, which resulted in a gain of approximately $273,818.


               Liquidity and Capital Resources

        Sources of liquidity for the Company include revenues from oil and gas operations, manufacturing operations and revenues from sale of hydrocarbon refining technology and rights. Management believes that the Company's cash from operating activities is adequate to meet its operating needs but not adequate to meet capital and current debt obligation needs for the foreseeable future. In an effort to increase future cash flow from operating activities and minimize expenses, the Company has undergone some operations personnel changes and corporate restructuring. Some of these changes have been reflected in the current report. The full impact of these changes will be reflected in future reporting periods. Also, the Company signed an agreement with Transpacific Industries of Australia in September 1996, and has been constructing a $3.4 million used oil refinery. The refinery is scheduled to begin shipping to the site in Australia in 1997.

        On May 1, 1997, the Company sold its Monument Butte gas pipeline system to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. Of the $4 million proceeds from the sale of the Monument Butte assets, approximately $800,000 was used to pay off secured debt directly related to the assets sold, $1 million was put in a restricted escrow account and $2.2 million was paid toward notes payable to a related party.

        The gas system consists of 28 miles of main trunk line and 40 miles of lateral lines connecting 146 wells, as well as five compressors. These lines collect natural gas from the Monument Butte area in the Uintah Basin in eastern Utah. The sale also included 12 producing oil wells that Interline owned in the same area. The effective date of the sale is May 1, 1997. The associated properties contributed about
14% of total revenues and 60% of gross margin for the year ended December 31, 1996. For the first quarter ended March 31, 1997, these properties contributed approximately 12.9% of revenues and 26.9% of gross margin.

        On May 1, 1997, the Company paid $2,200,000 toward the following four notes due to a related party of the Company totaling $5,030,089. Three of the following Senior Secured notes to a shareholder totaled $2,530,089. This amount and the associated interest was due September 1, 1996. As a result of non payment by the Company, the notes are currently in default. (An event of default under another
$2.5 million note (see IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to the Company that he does not currently intend to take remedial action against the Company.

I. During 1994, the Company issued a $250,000 senior convertible note payable to a related party. The note bears interest at 10% and was due on September 1, 1996.
     After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at the option of the note holder. As a result of the default, the interest rate has changed to 12%.

II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from the same related party.
     The obligation was due September 1, 1996. In the event of a default on the note the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline
     Energy Services and Gagon Mechanical Contractors. As a result of the default, the interest rate has changed to 12%.

III. On July 19, 1996, the Company obtained $780,089 in a
     9.5% senior secured note from the same related party.
     The obligation was due September 1, 1996. The note is secured by the outstanding shares of Interline Energy
     Services, Gagon Mechanical and Interline Hydrocarbon.
     As a result of the default, the interest rate has changed to 16%.

IV. On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same related party as above. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. Upon default, the loan may be converted into shares of the Company's common stock at the lesser of $3.12 per share or 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share. As a result of the default, the interest rate has changed to 16%.

        In an effort to cure the default status on the four notes due to a related party, the Company is seeking to restructure the note obligations with the lender, or raise additional sums through equity financing. There can be no assurance that this will be accomplished.

        In June 1996, Genesis Petroleum, Inc. ("GPI"), as part of the terms of an exclusive license agreement, decided not to continue with its exclusive North American rights. As a result, the Company is purchasing GPI's interest in the joint venture for $2.0 million. As a result, the Company has reacquired the rights to North America and is pursuing potential contracts.

        As of May 12, 1997 the Company was unable to pay the approximately $2.0 million required to be paid to GPI. on October 17, 1996, as required by a June 19, 1996 agreement between the companies. Under this agreement, the Company was to make this payment in exchange for GPI's interest in the Genesis refinery. The Company is engaged in discussions with GPI regarding a possible resolution of the situation; however, there can be no assurance that any agreement will be reached.

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

            Material Changes to the Balance Sheet

        The following represents material changes affecting the balance sheet as of March 31, 1997 compared to the balance sheet as of December 31, 1996.

        Current Assets. Current assets increased to $3,710,503 as of March 31, 1997 from $3,685,021 as of December 31,
1996. The $25,482 increase in current assets was attributed to the following: a decrease in cash and cash equivalents of $668,261 primarily attributed to payment to vendors, an increase of $644,846 in accounts receivable attributed to the sale of Interline's 40% interest in the Interline (UK) joint venture for $500,000 and the agreement signed with Dukeun Industrial Company for marketing rights for $400,000, an increase of $35,945 in inventories and an increase of $12,952 in other assets attributed to cost plus earning in excess of billings on construction contracts.

        Property, Plant and Equipment. Net property, plant and equipment decreased to $10,889,784 as of March 31, 1997 from $11,349,584 as of December 31, 1996. The $459,800
decrease was mainly attributed to a decrease of $369,035
from current year depreciation, an increase of $150,869
attributed to asset purchases and a decrease of $241,634 attributed to the sale of two compressors.

        Intangible Assets. Net intangible assets decreased to $1,850,355 as of March 31, 1997 from $1,875,484 as of
December 31, 1996. The $25,129 decrease was attributed to the amortization of assets related to the Company's used oil refining technology.

        Current Liabilities. Current liabilities decreased to $11,047,915 as of March 31, 1997 from $11,300,835 as of
December 31, 1996. The $252,920 decrease in current liabilities was attributed to a decrease of $295,287 in accounts payable which represents payments to vendors, an increase of $110,825 in accrued liabilities which was mainly attributed to an increase in accrued interest, a decrease of $96,342 due to the reclassification of current portion of long-term debt and capital lease obligations, a decrease of $3,303 in other current liabilities attributed to billing in excess of cost, and earned profit on construction contracts.

        Non-Current Liabilities. Non-current liabilities decreased to $1,432,953 as of March 31, 1997 from $1,829,300 as of December 31, 1996. The $396,347 decrease was attributed to a decrease in deferred income of $65,117, an increase of $96,342 from reclassification of current portion of long-term debt and capital lease obligations, a decrease of $427,572 from principle reduction of debt and capital lease obligations. The decrease of $427,572 in principle reduction was mainly attributed to the Company's payoff of approximately $250,000 in secured debt related to the sale of two compressors.

        Total Stockholders' Equity. Total stockholders' equity increased to $4,161,579 as of March 31, 1997 from $3,982,544 as of December 31, 1996. The $179,035 increase in equity was attributed to the current year net income.

        Inflation

        The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

                 PART II - OTHER INFORMATION

        Item 1.   Legal proceedings

        GPI has filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County, State of Utah, for a breach of contract by the Company. The Company agreed to pay about $2.0 million for GPI's interest in a used oil refinery in Salt Lake City by October 17, 1996. The Company has not made the payment and has engaged in discussions with Genesis regarding a possible resolution of the situation. However, there can be no assurance that any agreement will be reached. The litigation is on-going, and the Company is vigorously defending its position.


        Item 2.        Changes in Securities:
                       None

        Item 3.        Defaults Upon Senior Securities:

        As of May 14, 1997, the Company has not paid the following three Senior Secured notes due to a related party totaling $2,530,089 and the associated interest due
September 1, 1996. As a result, loans from this person are currently in default. (An event of default under another
$2.5 million note (see IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to the Company that he does not currently intend to take remedial action against the Company.

        I. During 1994, the Company issued a $250,000 senior convertible note payable to a related party. The note bears interest at 10% and was due on September 1, 1996.
        After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at the option of the note holder. As a result of the default, the interest rate has changed to 12%.

        II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from the same related party.
        The obligation is due September 1, 1996. In the event of a default on the note the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline
        Energy Services and Gagon Mechanical Contractors. As a result of the default, the interest rate has changed to 12%.

        III. On July 19, 1996, the Company obtained $780,089 in a
        9.5% senior secured note from the same related party.
        The note is secured by the outstanding shares of Interline Energy Services, Gagon Mechanical and
        Interline Hydrocarbon. As a result of the default, the interest rate has changed to 16%.

        IV. On May 15, 1996, the Company obtained $2,500,000 in a 9.25% senior secured note from the same related party as above. The note is due January 15, 1998 and is secured by the outstanding shares of Interline Energy Services and Gagon Mechanical. Upon default, the loan may be converted into shares of the Company's common stock at the lesser of $3.12 per share or 80 percent of the average closing price for shares of the Company's common stock for five consecutive trading days preceding the date of conversion. As additional consideration for the shareholder making the Loan to the Company, the Company has issued a Warrant to purchase up to 250,000 shares of common stock at $3.90 per share. As a result of the default, the interest rate has changed to 16%.

        On May 1, 1997, the Company sold its Monument Butte gas pipeline system to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. Of the $4 million proceeds from the sale of the Monument Butte assets, approximately $800,000 was used to pay off secured debt directly related to the assets sold, $1 million was put in a restricted escrow account and $2.2 million was paid toward the notes payable to the related party.

        In June 1996, GPI, as part of the terms of an exclusive license agreement, decided not to continue with its exclusive North American rights. As a result, the Company is purchasing GPI's interest in the joint venture for $2.0 million. As a result, the Company has reacquired the rights to North America and is pursuing potential contracts.

        As of May 14, 1997 the Company was unable to pay the approximately $2.0 million required to be paid to Genesis Petroleum, Inc. on October 17, 1996, as required by a June 19, 1996 agreement between the companies. Under this agreement, the Company was to make this payment in exchange for GPI's interest in the Genesis refinery. The Company is engaged in discussions with GPI regarding a possible resolution of the situation; however, there can be no assurance that any agreement will be reached.

        Item 4.        Submission of Matters to a Vote of Security
                       Holders:  None

        Item 5.        Other Information:
        Interline has been notified by the American Stock Exchange that the Exchange is reviewing Interline's continued listing eligibility, since it has fallen below the guidelines for continued listing on the Emerging Company Marketplace of the Exchange. Interline is working with the American Stock Exchange for a resolution of this matter; however, there is no assurance that Interline will continue to be listed on the Exchange.

        Item 6(a).     Exhibits
                       Ex. 27   Financial Data Schedule

        Item 6(b).     Form 8-K
        A Form 8-K was filed by the Company concerning the sale of its Utah oil and gas operations to Questar Gas Management
Company for $4 million. The 8-K was filed on May 14, 1997.

                         SIGNATURES

        In accordance with the requirements of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1997
                         INTERLINE RESOURCES CORPORATION
                         (Registrant)


                         By:/s/ Michael R. Williams
                         Michael R. Williams, President
                         and Chief Executive Officer
                         Principal Executive Officer
                         Director


                         By:/s/ Mark W. Holland
                         Mark W. Holland, Chief Financial Officer