Form 10QSB
period 1997-06-30
INTERLINE RESOURCES CORP
filed 1997-08-21
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
                 Securities Exchange Act of 1934
               For the Quarter Ended June 30, 1997
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

Common stock outstanding at August 12, 1997 - 14,074,167 shares of $.005 par value Common stock.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         FORM 10-QSB
               INTERLINE RESOURCES CORPORATION

                      TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1         Financial Statements

          Condensed Consolidated Balance Sheet at
          June 30, 1997 and December 31, 1996
          Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows for six months ended June 30, 1997 and 1996

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

                        June 30, 1997

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

The Company has recorded a liability and an asset for the repurchase of a used oil refinery from the original purchaser. This liability and asset are a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company has consolidated the operations of the refinery and joint venture for the period June 19, 1996 (date the option was executed) through June 30, 1997.

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of June 30, 1997, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.


               INTERLINE RESOURCES CORPORATION
                      AND SUBSIDIARIES

            Condensed Consolidated Balance Sheet
                         (Unaudited)



                                                June 30,          Dec 31,
                                                  1997             1996



Assets

Current assets:
  Cash and cash equivalents                     $1,552,033     $1,130,736
  Accounts receivable - trade                     $971,418        898,364
  Inventories                                      110,463         55,748
  Note receivable - current portion                 55,200         55,200
  Net assets of
    discontinued operations                        487,819      2,087,610
  Other current assets                              47,826         34,323

     Total current assets                        3,224,759      4,261,981

Property, plant and equipment                   10,141,345     10,211,811
Accumulated depreciation
  and depletion                                 (2,077,627)    (1,767,661)

     Net property, plant & equipment             8,063,718      8,444,150

Note receivable                                    106,387        122,590
Technology and marketing rights                  1,795,163      1,854,021

        Total assets                           $13,190,027    $14,682,742

The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERLINE RESOURCES CORPORATION
                      AND SUBSIDIARIES

            Condensed Consolidated Balance Sheet
                         (Unaudited)

                                                  June 30,      Dec 31,
                                                    1997         1996

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                $351,714     $1,389,559
  Accrued liabilities                              633,857        377,109
  Accrued interest, related party                  128,899        405,314
  Accrued interest, used oil refinery              191,805         57,020
  Note payable, related party                    3,280,089      5,030,089
  Note payable, used oil refinery                2,027,911      2,027,911
  Current portion of long-term debt                258,022        420,866

     Total current liabilities                   6,872,297      9,707,868

Long-term debt less current maturities             684,632        815,191
Deferred income                                     74,369        177,139

     Total liabilities                           7,631,298     10,700,198

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares
     authorized; 0 series A shares issued and o/s     -              -

  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,074,167 shares and
     14,074,167 shares issued and outstanding at
     June 30, 1997 and December 31, 1996            70,371         70,371

  Additional paid-in capital                     9,185,017      9,185,017
  Retained earnings                             (3,696,659)    (5,272,844)

       Total stockholders' equity                5,558,729      3,982,544

       Total liabilities &
         stockholders equity                   $13,190,027    $14,682,742

The accompanying notes are an integral part of these consolidated condensed financial statements.


                      INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
               Condensed Consolidated Statement of Operations
                                 (Unaudited)

                                            Three months ended          Six months ended
                                                  June 30,                  June 30,
                                              1997        1996        1997          1996

Revenue                                   $1,421,132  $1,817,898   $3,902,108   $3,241,438

Direct costs                              $1,294,272  $1,622,678    3,124,150    2,802,606

Gross margin                                 126,860     195,220      777,958      438,832

Selling, general and
   administrative expenses                   321,271     471,131      755,401      882,158
Research and development                      19,397      12,297      117,156      344,527
Depreciation, depletion
   and amortization                          249,320     205,327      510,042      389,265

 (Loss) from operations                     (463,128)   (493,535)    (604,641)  (1,177,118)

Other income (expense) net
  Interest income (expense)                  (11,719)    (92,378)     (27,062)    (123,674)
  Interest expense, related party           (142,396)       -        (323,583)        -
  Interest expense, used oil refinery        (66,360)       -        (134,785)        -
  (Loss) from investment                        -        (47,511)        -        (157,639)
  Gain from sale of assets                      -         25,719      773,120       25,719

(Loss) before discontinued operations       (683,603)   (607,705)    (316,951)  (1,432,712)

Discontinued operations
  (Loss) from discontinued operations         (6,966)   (265,617)    (194,581)    (331,331)
  Gain on disposal of
     discontinued operations               2,087,717        -       2,087,717         -

  Total discontinued operations            2,080,751    (265,617)   1,893,136     (331,331)

Net Income (loss)                         $1,397,148   ($873,322)  $1,576,185  ($1,764,043)

Earning per share
  (Loss) from continuing operations           ($0.05)     ($0.04)     ($0.02)       ($0.10)
  Income from discontinued operations          $0.15      ($0.02)      $0.13        ($0.02)

   Income (loss) per common share:             $0.10      ($0.06)      $0.11        ($0.12)

Weighted average shares o/s               14,074,167  13,953,052  14,074,167    13,955,052

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                          Six months ended

                                                               June 30,
                                                         1997           1996

Cash flows from operating activities:
  Net income (loss)                                   $1,576,185    ($1,764,043)
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortization               510,042        593,253
  Gain on disposal of asset                             (773,120)       (30,845)
  Common Stock issued for services                          -             4,000
  (Increase) decrease in:
     Accounts receivable                                 (73,054)      (725,691)
     Inventories                                         (54,715)      (189,022)
     Net assets of discontinued operations             1,599,791           -
     Other current assets                                (13,503)          -
     Note receivable                                      16,203         23,857
     Other assets                                           -             9,615
  Increase (decrease) in:
     Accounts payable                                 (1,037,845)    (1,582,242)
     Accrued liabilities                                 256,748       (309,036)
     Accrued interest, related party                    (276,415)          -
     Accrued interest, used oil refinery                 134,785           -
     Deferred income                                    (102,770)        60,407
     Other current liabilities                              -          (398,347)

      Net cash provided (used) by
        operating activities                           1,762,332     (4,308,094)

Cash flows from investing activities:
  Proceeds from sale of equipment                        524,768           -
  Proceeds from sale of joint venture                    500,000           -
  (Increase) decrease in general partnership                -          (356,735)
  Purchase of intangible assets                          (16,988)        61,755
  Purchase of property, plant & equipment               (305,412)      (825,880)

  Net cash (used in) investing activities                702,368     (1,120,860)


The accompanying notes are an integral part of these consolidated condensed financial statements.


                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                          Six months ended

                                                               June 30,
                                                         1997           1996

Cash flows from financing activities:
  Proceeds from debt obligations                            -         4,053,805
  Payment on long-term debt                           (2,043,403)      (544,788)

  Net cash provided by financing activities           (2,043,403)     3,509,017

Net (increase) in cash                                   421,297     (1,919,937)

Cash, beginning of year                                1,130,736      1,705,219

Cash,  end of  quarter                                $1,552,033      ($214,718)


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

Inventories
Inventories consisting of supplies and miscellaneous material are recorded in the financial statements at their aggregate lower of cost (first-in, first-out) or market.

               INTERLINE RESOURCES CORPORATION
                      AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

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

Contingencies
During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At June 30, 1997, the remaining liability on the note was approximately $112,000.

The Company is involved in litigation with Genesis
Petroleum, Inc. ("GPI") for breach of sale and purchase agreement (refer to Part II, Item 1 - Legal proceedings).
The Court granted GPI a judgment in the litigation and awarded GPI damages for breach of contract. The Court awarded GPI damages in the amount of $2,320,836, less an offset of the value of the plant assets which the Company had agreed to purchase from GPI under the agreement. The
Company is to present evidence to the Court as to the value of the plant and the amount of the offset. Due to the uncertainty to the value of this offset, the financial statements presented do not reflect any contingencies for the outcome of this judgment.

               INTERLINE RESOURCES CORPORATION
                      AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

Contingencies (cont.)
The Company's used oil refinery technology was acquired by it under the terms of an agreement between the Company as purchaser and Petroleum Systems, Inc. ("PSI") as seller. The agreement provided for the payment of royalties to PSI pursuant to the terms of the Agreement. The Company and PSI became involved in a dispute as to the certain royalty matters, and in connection therewith, the Company and PSI were involved in an arbitration proceeding. On July 29, 1997, PSI filed a lawsuit against the Company in the Third Judicial District Court of the State of Utah seeking to reacquire all of the technology rights it had previously assigned to the Company. The Company intends to vigorously defend this litigation. However, the litigation has been stayed as a result of a Petition for Involuntary Bankruptcy, which was filed against the Company on the same day as the PSI litigation was filed. PSI was one of the two creditors signing the Petition for Involuntary Bankruptcy. The financial statements present an amount that management believes would be payable should the litigation rule in favor of the plaintiff.

The Company was a partner in several joint ventures. The joint ventures have incurred debt related to the development of the project. The Company is contingently liable for the debt. The debt totals approximately $1,400,000 at June 30, 1997.

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

Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least
1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The
Company made contributions of $1,095 and $1,644 for the three months ended June 30, 1997 and 1996, respectively.

               INTERLINE RESOURCES CORPORATION
                      AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

Reclassification
Certain amounts in the prior years financial statements have been reclassified to conform to the 1997 presentation.

Discontinued Operations
The financial statements for all periods presented reflect the operations of, and the sale of, the Utah operations as "discontinued operations" because the sale took place during the period ended June 30, 1997. These statements also include Gagon Mechanical's construction and manufacturing operations as "discontinued operations." The related assets and liabilities have been presented as "net assets of discontinued operations."

                       PART 1 - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in continuing areas of business, each operating as separate subsidiaries: Interline Hydrocarbon Inc., a Wyoming corporation, which commercializes the Company's patented used oil refining technology; and Interline Energy Services, Inc., a Wyoming corporation, which manages the Company's oil and gas operations located in Wyoming. In May 1997 the Company discontinued the operations of Gagon Mechanical, a Utah corporation, which was engaged in industrial mechanical systems construction and the manufacture, installation and start up of the Company's used oil refining facilities. The Company is currently subcontracting manufacturing work on a used oil refinery for a company in Australia.

     Interline Energy Services - Oil and Gas Operations.
The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation and oil well production. The Company's main oil and gas operations are located in east-central
Wyoming. Wyoming operations, located near Douglas, Wyoming, include the Well Draw Gas Plant, Interline Crude Gathering
Company, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells.

     On May 1, 1997, the Company sold its Utah operations to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. The Company's Utah operations were located near Roosevelt, Utah, and included the Monument Butte Gathering System and Roseland Wells.

     Gagon Mechanical - Construction and Manufacturing. As part of the Company's restructuring plan in an effort to reduce overhead and increase operating income, on May 1997, the Company decided to discontinue the operations of Gagon Mechanical Contractors. Gagon, a wholly owned subsidiary of the Company, provided expertise and resources necessary for the construction of used oil refineries, including mechanical system construction, such as heating, ventilation, air conditioning and process piping and plumbing. Gagon had the ability to build each refinery from design and engineering to start up and operation. Gagon had built and installed refineries in Salt Lake City, in Stoke-on-Trent, England, and in Seoul, South Korea.

     As a result, LaMar Gagon, president and former owner of Gagon Mechanical, has formed a private company, VIACON INC., to work in the construction business. The Company is subcontracting with VIACON to finish construction on a refinery for Transpacific Group of Companies of Australia.

     After the refinery has been completed and shipped, which the Company anticipates will occur by fourth quarter
1997, VIACON will have the option to purchase, at market value, the Company's assets related to Gagon. These assets consist of Gagon's building, located in Sandy, Utah, and equipment associated with the construction industry. If the assets cannot be sold to VIACON, then the Company will sell these assets to other companies. In addition, Mr. Gagon has resigned from the Company's board of directors.

     As part of the Company's restructuring plan, this move reduces overhead and gives the Company more options as to what companies manufacture refineries and where those plants are built. The Company anticipates that when it gets an order for a used oil refinery, it will solicit bids for refineries from construction companies, including VIACON.

      Interline Hydrocarbon - Used Oil Refining. In January 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of August 12, 1997, two plants utilizing the Company's technology were in production trial stage: a refinery located in Salt Lake City and a refinery in Stoke-on-Trent, England. The Company is in the process of starting up a refinery for Dukeun Industrial Company of South Korea and is subcontracting construction of a refinery for Transpacific Industries of Australia.

      On June 21, 1996, the Company announced it had reacquired the rights to the United States, Canada and Mexico from Genesis Petroleum, a subsidiary of Quaker State Corporation. As a result, the Company agreed to purchase Genesis Petroleum's interest in the joint venture for $2,027,977. According to the agreement announced on June 21,1997, the Company was required make the payment by October 17, 1996. As of August 12, 1997, the Company has not made the payment (and the associated interest). GPI has instituted suit against the Company for the payment and received a judgment of $2,320,836 (See Legal Proceedings;
Part II, Item 1).

Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report. The Company has recorded a liability and an asset for the repurchase of a used oil refinery from the original purchaser. This liability and asset is a result of the purchaser exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being executed, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company has consolidated the operations of the refinery and joint venture for the period June 19, 1996 (date the option was executed) through June 30, 1997.

     Effective May 1, 1997 the Company sold all assets of its Utah operations and discontinued its Gagon Mechanical operations. The condensed consolidated balance sheet presented for June 30, 1997 and December 31, 1996 reflect all assets and liabilities relating to the assets sold or operations discontinued under the caption "Net assets of discontinued operations." The condensed consolidated statement of operations presented for three and six months ended June 30, 1997 and June 30, 1996 reflect the revenue and expense relating to the assets sold or discontinued under the caption "Loss from discontinued operations."

Comparison of six months ending June 30, 1997 and 1996

Total Revenues
     Revenues increased $660,607 or 20.38%, to $3,902,108
for the six months ended June 30, 1997 as compared to $3,241,438 for the six months ended June 30, 1996. This revenue increase included a $878,777, or 28.41%, decrease in oil and gas revenues; and a $1,539,446, or 1,040%, increase in used oil refining revenues. The Company's total revenues, on a segment basis, for six months ended June 30, 1997 and 1996 were as follows:

     The following table excludes any revenues generated from the assets of the Utah operations and Gagon Mechanical construction and manufacturing operations. The Utah assets were sold May 1, 1997. Gagon Mechanical operations were discontinued in May 1997, although the Company is subcontracting the construction of the Australia plant. The results of these operations are reflected in the condensed consolidated statement of operations under the caption "Loss from discontinued operations."


       Six Month Revenues Ended June 30, 1997 and 1996


                       1997          %      1996          %

Oil and Gas         $2,214,764  56.76%   $3,093,541  95.44%
Construction                 0      0%            0      0%
Manufacturing                0      0%            0      0%
Used oil refining    1,687,344  43.24%      147,898   4.56%

Total Revenue       $3,902,108    100%   $3,241,438    100%


Comparison of three months ending June 30, 1997 and 1996

Total Revenues
     Revenues decreased $396,766, or 21.83%, to $1,421,132
for the three months ended June 30, 1997 as compared to $1,817,898 for the three months ended June 30, 1996. This revenue decrease included a $976,305, or 56.61%, decrease in oil and gas revenues; and a $579,539, or 621.98%, increase in used oil refining revenues. The Company's total revenues, on a segment basis, for three months ended June 30, 1997 and 1996 were as follows:

     The following table excludes any revenues generated from the assets of the Utah operations and Gagon Mechanical construction and manufacturing operations. The Utah assets were sold May 1, 1997. Gagon Mechanical operations were discontinued in May 1997, although the Company is subcontracting the construction of the Australia plant. The results of these operations are reflected in the condensed consolidated statement of operations under the caption "Loss from discontinued operations."


      Three Month Revenues Ended June 30, 1997 and 1996


                      1997       %      1996          %

Oil and gas       $748,417  52.66%   $1,724,722   94.87%
Construction             0      0%            0       0%
Manufacturing            0      0%            0       0%
Used Oil Refining  672,715  47.34%       93,176    5.13%

Total Revenue   $1,421,132    100%   $1,817,898     100%



      Oil and Gas Revenues. Oil and gas revenues contributed approximately 52.66% of total revenues for the three months ended June 30, 1997, as compared to approximately 94.87% for the three months ended June 30, 1996. Revenues decreased $976,305, or 56.61%, to $748,417 for the three months ended June 30, 1997 as compared to $1,724,722 for three months ended June 30, 1996.

      The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $976,305, or 56.61% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not accept the existing terms.

     Construction and Manufacturing Revenues. As part of the Company's restructuring plan to reduce overhead and increase operating income, in May 1997, the Company decided to discontinue the operations of Gagon Mechanical Contractors. As a result, LaMar Gagon, president and former owner of Gagon Mechanical, has formed a private company, VIACON INC., to work in the construction business. The Company is subcontracting with VIACON to finish construction on a refinery for Transpacific Group of Companies of Australia.

     The results of Gagon's operations are reflected in the condensed consolidated statement of operations under the caption "Loss from discontinued operations."

     Used Oil Refining Revenues. Used oil refining revenues contributed 47.34% of total revenues for the three month quarter ended June 30, 1997 compared to 5.13% for the three months ended June 30, 1996. These revenues increased $579,539, or 621.98%, to $672,715 for the three months ended June 30, 1997 compared to $93,176 for the three months ended June 30, 1996. The increase of $579,539 in used oil refining revenues is mainly attributed the Company consolidating the operations of the Salt Lake City used oil refinery beginning June 21, 1996 (See the cover page of Part I, Item 1, Notes to Consolidated Financial Statements: "Contingencies" and
Part II, Item 1 - Legal Proceedings).

     Direct Costs.  Direct costs decreased $328,406, or
20.24%, to $1,294,272 for the three months ended June 30, 1997 compared to $1,622,678 for the three months ended June
30, 1996. The decrease of $328,406 for the three months ended June 30, 1997 was mainly attributed to a decrease in the Company's total revenues. As a percent of revenues, direct costs increased to 91.07% for the three months ended
June 30, 1997 compared to 89.26% for the three months ended
June 30, 1996.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $149,860, or 31.81%, to $321,271 for three months ended June 30, 1997 compared to $471,131 for three months ended June 30, 1996. As a percent of revenues, selling, general and administrative expenses were 22.61% for the three months ended June 30, 1997 compared to 25.92% for the three months ended June 30, 1996. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

     Research and Development. Research and development expenses increased $7,100, or 57.74%, to $19,397 for three months ended June 30, 1997 compared to $12,297 for the three months ended June 30, 1996. As a percent of revenues, research and development expenses increased to 1.36% for the three months ended June 30, 1997 compared to 0.68% for the three months ended June 30, 1996.

     Research and development expenses for the six months ended June 30, 1997 were $117,156. These expenses were mainly attributable to development and enhancement of the Company's new hydrocarbon refining technology. The Company believes that continued investment in research and development is critical to its future growth and profitability. The Company, therefore, expects that research and development expenses will continue in future periods.

     Depreciation and Amortization. Depreciation and amortization expenses increased $43,993, or 21.43%, to $249,320 for the three months ended June 30, 1997 compared to $205,327 for the three months ended June 30, 1996. As a percent of revenues, depreciation and amortization expenses increased to 17.54% for the three months ended June 30, 1997 compared to 11.29% for the three months ended June 30, 1996. The increase of $43,993 is mainly attributed to the amortization of its refining technology and marketing rights and depreciation attributed to the Salt Lake City used oil refinery.

     Operating Income (Loss). Operating losses decreased $30,407, or 6.16%, to $463,128 in operating loss for the three months ended June 30, 1997 compared to a $493,535 operating loss for the three months ended June 30, 1996. The $30,407 decrease in operating losses was mainly attributed to a reduction in selling, general and administrative expenses.

     Loss from Discontinued Operations. Included in loss from discontinued operations are all revenues and expenses associated with the Utah operations and the Gagon Mechanical operations. On May 1, 1997, the Company sold all assets of its Utah operations to Questar Gas Management. Also in May 1997, the Company decided to discontinue its Gagon Mechanical operations, however, the Company is subcontracting work on the Australia used oil refinery to another company. Losses from discontinued operations decreased $258,651 to $6,966 in losses for the three months ended June 30, 1997 compared to $265,617 in losses for the three months ended June 30, 1996. This decrease of $258,651 is mainly attributed to low margins on commercial construction contracts and cost overruns incurred in 1996.

               Liquidity and Capital Resources

     Sources of liquidity for the Company include revenues from oil and gas operations and revenues from the hydrocarbon refining technology and rights. Management believes that the Company's cash from operating activities is not adequate to meet operating, capital and current debt needs in the foreseeable future. In an effort to increase future cash flow from operating activities and minimize expenses, the Company has undergone some operational changes, personnel changes and corporate restructuring.

     As part of the Company's restructuring plan to reduce overhead and increase operating income, in May 1997, the Company decided to discontinue the operations of Gagon
Mechanical Contractors.

     Some of these changes have been reflected in the current report. The full impact of these changes will be implemented by the end of 1997. Also, the Company signed an agreement with Transpacific Industries of Australia in September 1996, and has been subcontracting construction on a $3.4 million used oil refinery. The cash flow from this contract will extend into fourth quarter 1997.

    On May 1, 1997, the Company sold its Monument Butte gas pipeline system to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. The effective date of the sale is May 1, 1997.

    Of the $4 million proceeds from the sale of the Monument Butte assets, approximately $800,000 was used to pay off secured debt directly related to the assets sold, $1 million was put in an escrow account and $2.2 million was paid toward notes payable to a related party, of which $450,000 was paid toward interest and $1,750,000 was applied toward the principal on the following four notes due to a related party of the Company. The $2.2 million payment paid off the balances of notes I and II, leaving a balance of $3,280,089 in principal and $128,899 in interest on the two remaining notes as of June 30, 1997.

    As disclosed in previous SEC filings, three of the following Senior Secured notes to a shareholder totaled $2,530,089. This amount and the associated interest were due September 1, 1996. As a result of non-payment by the Company, the notes are currently in default. (An event of default under another $2.5 million note (see IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to the Company that he does not currently intend to take remedial action against the Company.

   I. During 1994, the Company issued a $250,000 senior convertible note payable to a related party. The note bears interest at 10% and was due on September 1, 1996.
After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at the option of the note holder. As a result of the default, the interest rate has changed to 12%. The Company has paid this balance in full.

  II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from the same related party.
The obligation was due September 1, 1996. In the event of a default on the note, the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline Energy Services and Gagon Mechanical
Contractors. As a result of the default, the interest rate has changed to 12%. The Company has paid this balance in full.

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

     In an effort to cure the default status on the remaining two notes, the Company is seeking to restructure the note obligations with the lender, or raise additional sums through equity financing. There can be no assurance that this will be accomplished.

     As of August 13, 1997, the Company was unable to pay the $2,027,911 note and the associated interest that was required to be paid to GPI on October 17, 1996, as required by a June 19, 1996 agreement between the companies. Under this agreement, the Company was to make this payment in exchange for GPI's interest in the Genesis refinery. GPI instituted suit against the Company and has received a judgment of $2,320,826.

     If the Company is unable to restructure its past due obligations or sell sufficient assets or raise additional financing, then there can be no assurance that the Company will be able to continue its current operations, and the Company may be compelled to consider filing under Chapter 11 of the federal bankruptcy laws. The Company may also need to raise additional financing in order to fund its current operations, depending upon its operating results, and notes that it has required financing for such purposes in the past. In addition, the Company has had a Petition for Involuntary Bankruptcy filed against it by two parties under Chapter 7 of the federal bankruptcy laws (See Legal Proceedings, Part II, Item 1).

     In the event management elects to participate in a joint venture in owning and operating refining plants, the Company would need to raise additional sums through borrowing or equity financing. Additionally, it is Management's intent that when potential purchasers of a refining plant place an order, the payment terms will be tailored to provide construction funds to build the plants.
It is not possible to determine whether or not the Company will be able to receive additional financing.

     Inflation

     The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

     PART II -- OTHER INFORMATION

     Item 1: Legal Proceedings

     Genesis Petroleum Inc.
     The Company has previously reported a lawsuit that had been filed against it in the Third Judicial District Court of Salt Lake County, State of Utah, by Genesis Petroleum Inc. ("GPI") for a breach of a Sale and Purchase Agreement. Under the Agreement, the Company agreed to purchase GPI's interest in the Salt Lake City used oil refinery that had been operated by a joint venture owned by GPI and a subsidiary of the Company. In July 1997, the Court granted GPI a judgment in the litigation and awarded GPI damages for breach of contract. The Court awarded GPI damages in the amount of $2,320,836, less an offset of the value of the assets which the Company had agreed to purchase from GPI under the Agreement, but as a result of the Company's default, these assets had been retained by GPI. The Company was to present evidence to the Court as to the value of the Plant and the amount of the offset. Prior to the Company presenting the Court with such evidence, GPI and another creditor filed a Petition for Involuntary Bankruptcy against the Company (described further below).

     Despite the litigation, the Company and GPI had entered into a Letter of Intent to resolve the litigation. The Letter of Intent called for the Company's purchase of GPI's interests in the Salt Lake City plant pursuant to the terms set forth in the Letter of Intent. Before the Company completed review of all the transaction documents, GPI and another company filed the Petition for Involuntary Bankruptcy described below.

     Petroleum Systems Inc.
     The Company's used oil refinery technology was acquired by it under the terms of an agreement between the Company as purchaser and Petroleum Systems, Inc. ("PSI") as seller. The agreement provided for the payment of royalties to PSI pursuant to the terms of the Agreement. The Company and PSI became involved in a dispute as to the certain royalty matters and in connection therewith, the Company and PSI were involved in an arbitration proceeding. On July 29, 1997, PSI filed a lawsuit against the Company in the Third Judicial District Court of the State of Utah seeking to reacquire all of the technology rights it had previously assigned to the Company. The Company intends to vigorously defend this litigation. However, the litigation has been stayed as a result of the Petition for Involuntary Bankruptcy, which was filed against the Company on the same day as the PSI litigation was filed. PSI was one of the two creditors signing the Petition for Involuntary Bankruptcy.

     Involuntary Bankruptcy Petition
     On July 29, 1997, PSI and GPI (described above) jointly executed a Petition for Involuntary Bankruptcy ("Petition") against the Company. As described above, both of such companies were involved in commercial disputes and litigation against the Company at the time the Petition was filed. Prior to the time the Petition was filed, GPI informed the Company that if it did not execute various documents relating to the purchase of the Salt Lake City refinery prior to 4 p.m. on July 29, 1997, it would file the Petition. The Company did not execute such documents by 4 p.m. on such date and GPI and PSI filed the Petition.

     After the Petition was filed, GPI and PSI filed a Motion to have a Trustee appointed to manage the Company during the pendency of the Bankruptcy Petition. On August 8, 1997, a hearing on the Motion was held in U.S. Bankruptcy Court. The Judge dismissed the Motion on the basis that the bankruptcy law required three creditors to sign the Petition for Involuntary Bankruptcy, but only GPI and PSI had signed the Petition against the Company. The Company has filed a Motion to Dismiss the Petition.

     The Company intends to vigorously contest the Bankruptcy action.

     Item 2.   Changes in Securities:
                               None

     Item 3.   Defaults Upon Senior Securities:
     As reported in previous filings, the Company was in default to the following three Senior Secured notes due to a related party totaling $2,530,089 and the associated interest due September 1, 1996. (An event of default under another $2.5 million note (see IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to the Company that he does not currently intend to take remedial action against the Company.

     On May 1, 1997, the Company sold its Monument Butte gas pipeline system to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. Of the $4 million proceeds from the sale of the Monument Butte assets, approximately $800,000 was used to pay off secured debt directly related to the assets sold, $1 million was put in an escrow account and $2.2 million was paid toward the notes payable to the related party. The Company has informed the related party that of the $2.2 million, the Company paid $1.75 million in principal and $450,000 in interest. Therefore, the Company has paid off the balances of principal and interest of notes I and II. As of June 30, 1997, the aggregate amount of principal outstanding on the two remaining notes was $3,280,089,and the aggregate amount of interest outstanding on the two remaining notes was $128,899.

   I. During 1994, the Company issued a $250,000 senior convertible note payable to a related party. The note bears interest at 10% and was due on September 1, 1996.
   After December 31, 1994, the note is convertible in full to 67,750 shares of the Company's restricted common stock at the option of the note holder. As a result of the default, the interest rate has changed to 12%. The Company has paid this balance in full.

   II. On February 29, 1996 the Company obtained $1,500,000 in a 6% senior secured note from the same related party.
   The obligation is due September 1, 1996. In the event of a default on the note the principal can be converted to shares of the Company's common stock at the price of the lesser of $3.20 per share or 80 percent of the average closing price for the Company's shares for the five consecutive trading days preceding the date of conversion. The note was secured by all of the issued and outstanding stock of two subsidiaries, Interline
   Energy Services and Gagon Mechanical Contractors. As a result of the default, the interest rate has changed to 12%. The Company has paid this balance in full.

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

   Item 4.   Submission of Matters to a Vote of Security Holders:
                               None


   Item 5.   Other Information:
   The Company announced on August 13, 1997 that the
American Stock Exchange (AMEX) has made a final determination to delist the Company from the AMEX's Emerging
Company Marketplace. After a careful review of this matter and after discussions with the AMEX, the Company has determined that it will not appeal the AMEX's decision.

   The Company will immediately seek to have a market develop for its common stock in the over-the-counter market with price quotations published on the NASD Electronic
Bulletin Board and/or the National Quotation Bureau's Pink
Sheets.

   The AMEX halted trading in the Company's common stock as a result of the Company's July 30, 1997 news release. The July 30 news release announced the filing of a petition for involuntary bankruptcy against the Company by two companies with which the Company is engaged in commercial litigation and arbitration proceedings. The July 30 news release also announced the filing of a lawsuit against the Company by one of the two companies filing the petition for involuntary bankruptcy. The AMEX has informed the Company that the trading halt on the AMEX, which was initiated on July 31, 1997, will not be lifted.

   As of August 21, 1997 a market was being made of the Company's common stock on the NASD Bulletin Board under the symbol "IRCE."

  Item 6(a).     Exhibits
                               None

  Item 6(b).     Form 8-K
  As previously reported, the Company filed a Form 8-K concerning the sale of its Utah oil and gas operations to Questar Gas Management Company for $4 million. The 8-K was files on May 14, 1997.

                         SIGNATURES

     In accordance with the requirements of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 1997
                         INTERLINE RESOURCES CORPORATION
                         (Registrant)


                         By:/s/ Michael R. Williams
                         Michael R. Williams, President
                         and Chief Executive Officer
                         Principal Executive Officer
                         Director


                         By:/s/ Mark W. Holland
                         Mark W. Holland, Chief Financial Officer