Form 10QSB
period 1997-09-30
INTERLINE RESOURCES CORP
filed 1997-12-12
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
                 Securities Exchange Act of 1934
            For the Quarter Ended September 30, 1997
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 Commission file number 0-18995


                 INTERLINE RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)


          Utah                                    87-0461653
(State or other jurisdiction of                      (I.R.S.
 incorporation or organization)              employer identification No.)


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

Common stock outstanding at December 11, 1997 - 14,074,167 shares of $.005 par value Common stock.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         FORM 10-QSB
               INTERLINE RESOURCES CORPORATION

                      TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheet at September 30, 1997

          Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

Item 1         Legal Proceedings

Item 2         Changes in the Securities

Item 3         Defaults Upon Senior Securities

Item 4         Submission of Matters to a Vote of Security Holders

Item 5         Other Information

Item 6(a)      Exhibits

Item 6(b)      Reports on Form 8-K

               Signatures

        FORWARD LOOKING INFORMATION AND RISK FACTORS


     Interline Resources Corporation (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operation, press release and filings with the Securities and Exchange Commission, regarding estimated future net revenues from operations, planned capital expenditures (including the amount and nature thereof), the effects of the Company's Bankruptcy proceeding, the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. These statements are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance.

     Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include but are not limited to the outcome of the Company's current Bankruptcy Proceeding, the timing and extent of changes in commodity prices, unforeseen engineering and mechanical or technological difficulties in connection with the Company's business operations and other risks.

     Theses forward-looking statements are subject to certain risks and uncertainties including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date whereof.

     All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

                     INTERLINE RESOURCES
                         CORPORATION
                      AND SUBSIDIARIES


                       PART I - ITEM 1

                    FINANCIAL STATEMENTS
                         (UNAUDITED)

                     September 30, 1997








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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 1997, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

              Condensed Consolidated Balance Sheet
                           (Unaudited)

                             Sept 30,
                              1997



Assets

Current assets:
  Cash and cash equivalents            $1,256,707
  Accounts receivable - trade             691,602
  Inventories                              13,201
  Note receivable - current portion        40,000
  Net assets of discontinued operations     6,312
  Other current assets                     66,219

     Total current assets               2,074,041

Property, plant and equipment           6,602,364
Accumulated depreciation and depletion (1,847,054)

     Net property, plant & equipment    4,755,310

Note receivable                            99,048
Technology and marketing rights         1,743,111

        Total assets                   $8,671,510


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

              Condensed Consolidated Balance Sheet
                           (Unaudited)


                            Sept 30,
                              1997

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                       $365,655
  Accrued liabilities                     282,954
  Accrued interest, related party         795,334
  Note payable, related party           2,680,089
  Current portion of long-term debt       283,065

     Total current liabilities          4,407,097

Long-term debt less current maturities    608,004
Deferred income                            65,980

     Total liabilities                  5,081,081

Stockholders' equity:
  Preferred stock - $.01 par value.
  25,000,000 shares authorized;
  1,000,000 series A shares authorized;
  0 series A shares issued and o/s           -

  Common stock - $.005 par value.
  100,000,000 shares authorized;
  14,074,167 shares issued and
  outstanding at September 30, 1997        70,371

  Additional paid-in capital            9,185,017
  Retained earnings                    (5,664,959)

       Total stockholders' equity       3,590,429

       Total liabilities &
         stockholders equity           $8,671,510




The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                           Three months ended              Nine months ended
                                                   Sept 30,                     Sept 30,
                                          1997           1996             1997           1996

Revenue                                  $956,156      $1,945,888     $3,697,744      $5,187,326

Direct costs                              779,925       1,335,876      2,830,224       4,138,482

Gross margin                              176,231         610,012        867,520       1,048,844

Selling, general and
   administrative expenses                335,161         412,644        935,472       1,294,802
Research and development                    5,786          27,798        122,942         372,325
Depreciation, depletion and
  amortization                            191,137         193,489        578,541         582,754

 (Loss) from operations                  (355,853)        (23,919)      (769,435)     (1,201,037)

Other income (expense) net
  Interest income (expense), net           (9,394)        (25,285)       (33,645)        (72,394)
  Interest expense, related party         (66,437)       (108,790)      (390,020)       (185,355)
  Gain (loss) from sale of assets          16,109            (477)       789,229          25,242

(Loss) before discontinued operations    (415,575)       (158,471)      (403,871)     (1,433,544)

Discontinued operations
  Income (loss) from discontinued
    operations                             14,734        (531,773)      (508,502)     (1,020,743)
  Gain (loss) on disposal
    of discontinued operations         (1,567,459)           -           520,258            -

  Total discontinued operations        (1,552,725)       (531,773)        11,756      (1,020,743)


Net (loss)                            ($1,968,300)      ($690,244)     ($392,115)    ($2,454,287)

Earning per share
  (Loss) from continuing operations        ($0.03)         ($0.01)        ($0.03)         ($0.10)
  Income (loss) from discontinued
    operations                             ($0.11)         ($0.04)         $0.00          ($0.07)

   (Loss) per common share                 ($0.14)         ($0.05)        ($0.03)         ($0.17)

Weighted average shares outstanding    14,074,167      14,063,167     14,074,167      13,991,090

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                         Nine months ended

                                                                Sept 30,
                                                       1997             1996
Cash flows from operating activities:
  Net  (loss)                                        ($392,115)     ($2,454,293)*
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortization             578,541          899,610
  Gain on disposal of asset                           (760,258)         (37,051)
  Common Stock issued for services
4,000
  (Increase) decrease in:
     Accounts receivable                              (226,886)        (255,693)
     Inventories                                       (12,529)           3,938
     Net assets of discontinued operations             346,799         (387,504)
     Other current assets                              (32,296)         (31,483)
     Note receivable                                    38,742           34,905
  Increase (decrease) in:
     Accounts payable                                 (343,662)        (832,692)
     Accrued liabilities                                55,269         (337,592)
     Accrued interest, related party                   390,020          185,355
     Deferred income                                  (111,159)         175,164

      Net cash (used) by operating activities         (469,534)      (3,033,336)

Cash flows from investing activities:
  Proceeds from sale of equipment                      531,768           69,827
  Proceeds from sale of joint venture                  500,000             -
  (Increase) decrease in general partnership                -          (136,427)
  Purchase of intangible assets                        (23,869)         (56,924)
  Net assets of discontinued operations              2,600,517       (1,556,331)
  Purchase of property, plant & equipment             (361,589)        (994,568)

  Net cash provided (used in) investing activiti     3,246,827       (2,674,423)


The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERLINE RESOURCES CORPORATION
                        AND SUBSIDIARIES

              Consolidated Statement of Cash Flows
                           (Unaudited)

                                                           Nine months ended
                                                               Sept 30,
                                                       1997              1996
Cash flows from financing activities:
  Proceeds from debt obligations                          -           4,870,952
  Payment on long-term debt                         (2,428,255)        (702,580)

  Net cash provided (used) by financing activities  (2,428,255)       4,168,372

Net increase (decrease) in cash                        349,038       (1,539,387)

Cash, beginning of year                                907,669        1,705,219

Cash,  end of  quarter                              $1,256,707         $165,832




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


Contingencies
During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At September 30, 1997, the remaining liability on the note was approximately $101,000.

The Company is involved in litigation with Genesis Petroleum, Inc. ("GPI") for breach of sale and purchase agreement (refer to Part II, Item 1 - Legal proceedings). The Court granted GPI a judgment in the litigation and awarded GPI damages for breach of contract. The Court awarded GPI damages in the amount of $2,320,836, less an offset of the value of the plant assets which the Company had agreed to purchase from GPI under the agreement. The Company is to present evidence to the Court as to the value of the plant and the amount of the offset. The Company has included in the financial statements an amount it anticipates it will incur to settle all claims with GPI. There is no assurance that the amount will be the final outcome.

        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


Contingencies (cont.)
The Company's used oil refinery technology was acquired by it under the terms of an agreement between the Company as purchaser and Petroleum Systems, Inc. ("PSI") as seller. The agreement provided for the payment of royalties to PSI pursuant to the terms of the Agreement. The Company and PSI became involved in a dispute as to the certain royalty matters, and in connection therewith, the Company and PSI were involved in an arbitration proceeding. On July 29, 1997, PSI filed a lawsuit against the Company in the Third Judicial District Court of the State of Utah seeking to reacquire all of the technology rights it had previously assigned to the Company. The Company intends to vigorously defend this litigation. The financial statements present an amount that management believes would be payable should the litigation rule in favor of the plaintiff. There is no assurance that the amount will be the final outcome.

The Company was a partner in several joint ventures. The joint ventures have incurred debt related to the development of the project. The Company is continently liable for the debt. The debt totals approximately $1,400,000 at September 30, 1997.


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


Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $459 and $1,292 for the three months ended September 30, 1997 and 1996, respectively.

        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


Reclassification
Certain amounts in the prior years financial statements have been reclassified to conform to the 1997 presentation.


Discontinued Operations
The financial statements for all periods presented reflect the revenues and expenses generated from the assets of the Utah oil and gas operations, Gagon Mechanical construction and manufacturing operations and the Salt Lake City refinery operations under the caption "Income (loss) from discontinued operations." The related assets and liabilities of the Utah oil and gas operations and Salt Lake City refinery operations have been presented on the statement of operations for all periods under caption "Gain (loss) on disposal of discontinued operations."
The related assets and liabilities of Gagon Mechanical have been presented on the balance sheet under caption "net assets of discontinued operations."

                         PART 1 - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     Interline Resources Corporation (the "Company"), a Utah corporation, is engaged through its wholly-owned subsidiaries, in commercializing a patented used oil refining technology, and in operating oil and gas properties and businesses. On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code. The Company is continuing with its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and are not directly involved in the Bankruptcy Reorganization Proceeding.

     The Company's operating subsidiaries are (1) Interline Hydrocarbons, Inc. a Wyoming corporation which owns and operates the Company's patented used oil refining technology; and (2) Interline Energy Services, Inc. a Wyoming corporation which manages the Company's oil and gas operations located in Wyoming.

     During 1997, the Company terminated operations of its Gagon
Mechanical subsidiary and sold its Utah Monument Butte oil and gas operations.

     The Company's management intends to continue with the Company's current operations, with the Company as the debtor-in possession, and develop a plan of reorganization which provides for the payment of creditors and the preservation of the interest of the Company's shareholders. During the time the Company is in the Bankruptcy Proceeding, it will be subject to the jurisdiction of the U.S. Bankruptcy Court.

     Interline Energy Services - Oil and Gas Operations. The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, and oil well production. The Company's main oil and gas operations are located in east-central Wyoming. Wyoming operations, located near Douglas, include the Well Draw Gas Plant, Interline Crude Gathering Company, a 20.4% interest in the Hatcreek Partnership and various producing oil and gas wells.

     On May 1, 1997, Interline sold its Utah oil and gas operations to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. The Company's Utah oil and gas operations were located near Roosevelt, Utah, and included the Monument Butte Gathering System and the Roseland Wells.

          Gagon Mechanical - Construction and Manufacturing. Prior to May 1997, the Company was actively involved in construction projects (primarily the construction of the Company's used oil refineries) through Gagon Mechanical, Inc., a wholly-owned subsidiary of the Company. In an attempt to reduce overhead, the Company's management terminated the operations of Gagon Mechanical in May 1997. The former president of Gagon Mechanical formed his own company (G-EPIC, Inc.) to continue with the projects initiated by Gagon Mechanical. The Company has contracted with G-EPIC, Inc. to finish construction on a refinery for Transpacific Group of Companies of Australia. The refinery is scheduled to be completed and shipped by the end of the fourth quarter. The Company intends to attempt to sell the Gagon Mechanical building, located in Sandy, Utah, and equipment associated with the construction industry. For any future used oil refinery projects, the Company intends to seek bids from G-EPIC and other companies.

     Interline Hydrocarbon - Used Oil Refining. In January, 1993, the Company acquired the exclusive license to a patented reprocessing technology with the right to exclusively manufacture, market, use, license, sub-license, and fully commercialize the patented technology as it relates to all areas and facets of the field of hydrocarbons. The Company subsequently acquired the patent rights relating to the technology. As of December 11, 1997, the Company had three plants in production trial stage: a refinery located in Salt Lake City, a refinery in Stoke-on-Trent, England and a refinery in Seoul, South Korea.

     The Company is subcontracting construction of a refinery for Transpacific Industries of Australia. On July 18, 1997 Transpacific Industries, Shell Australia Ltd. and Mobile Oil Australia Ltd. have announced the formation of a new Australian national used oil collection, recycling and refining company called Nationwide Oil Pty. Ltd. It is the Company's understanding that Transpacific Industries will own 50 percent of Nationwide Oil, and Shell and Mobil each will hold a 25 percent share of the joint venture.

     On June 21, 1996, Interline announced it had reacquired the rights to the United States, Canada, and Mexico from Genesis Petroleum, Inc., a subsidiary of Quaker State Corporation. As a result, Interline agreed to purchase GPI interest in the joint venture for $2,027,977. According to the agreement announced on June 21, 1996, the Company was required to make payment by October 17, 1996. As of November 14, 1997, the Company has not made the payment (and associated interest). GPI has instituted suit against the Company for the payment and received a judgment of $2,230,836 (See Legal Proceedings; Part II, Item 1 and Liquidity and Capital Resources).


Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

     As disclosed in previous SEC filings, the Company recorded a liability for the repurchase of a used oil refinery located in Salt Lake City, Utah from Genesis Petroleum, the original purchaser. This liability is a result of Genesis exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being exercised, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company had consolidated the operations of the refinery and joint venture since June 19, 1996 the date the option was executed.

     Effective September 30, 1997, and the period then ended, the Company has reclassified the operations of the Genesis Refinery and joint venture into "discontinued operations". The change in accounting treatment is due to the belief of Company's management that it will not retain the refinery and ownership in the joint venture. The condensed consolidated statement of operations presented for three and nine months ended September 30, 1997 and September 30, 1996 reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations". The condensed consolidated statement of operations for three and nine months ended September 30, 1997 reflect all assets and liabilities relating to the operations of the refinery under caption "Gain (loss) on disposal of discontinued operations". The Company has also included in this caption an amount it anticipates it will incur to settle all claims with Genesis Petroleum, Inc. There is no assurance that the amount the Company has allowed will be the final outcome.

     As disclosed in the Company's June 30, 1997, 10-Q filing, the Company sold all assets of its Utah oil and gas operations and discontinued its Gagon Mechanical operations. The condensed consolidated statement of operations presented for three and nine months ended for September 30, 1997, and September 30, 1996, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The condensed consolidated statement of operations for three and nine months ended September 30, 1997 reflect all assets and liabilities relating to the Utah oil and gas operations under caption "Gain (loss) on disposal of discontinued operations".
The condensed consolidated balance sheet presented for September 30, 1997, reflect all assets and liabilities relating to Gagon Mechanical under caption "Net assets of discontinued operations".


Comparison of nine months ending September 30, 1997 and 1996

Total Revenues
     Revenues decreased $1,489,582 or 28.72%, to $3,697,744 for the nine months ended September 30, 1997 as compared to $5,187,326 for the nine months ended September 30, 1996. This revenue decrease included a $1,653,021 or 34.30%, decrease in oil and gas revenues; and an $163,439, or 44.38%, decrease in used oil refining revenues. The oil and gas revenue decrease was attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms. The Company's total revenues, on a segment basis, for nine months ended September 30, 1997 and 1996 were as follows:

     The following table excludes any revenues generated from the assets of the Utah oil and gas operations, Gagon Mechanical construction and manufacturing operations, and any revenues attributed to the Salt Lake City refinery operation. The assets of the Utah oil and gas operations were sold May 1, 1997. Gagon Mechanical operations were discontinued in May 1997, although the Company is subcontracting to G-EPIC, Inc. the construction of the Australia plant. The assets of the Salt Lake City refinery were discontinued due to the Company's inability to pay approximately $2,027,911 note plus associated interest due to Genesis Petroleum. The results of these operations are reflected in the condensed consolidated statement of operations under caption "Income (loss) from discontinued operations".


      Nine Month Revenues Ended September 30, 1997 and 1996


                 1997            %     1996             %

Oil and Gas    $3,166,001   85.62%   $4,819,022   92.90%
Construction            0       0%            0       0%
Manufacturing           0       0%            0       0%
Used oil          531,743   14.38%      368,304    7.10%
refining

Total          $3,697,744     100%   $5,187,326     100%
Revenue



Comparison of three months ending September 30, 1997 and 1996


Total Revenues
     Revenues decreased $989,732, or 50.86%, to $956,156 for the three months ended September 30, 1997 as compared to $1,945,888 for the three months ended September 30, 1996. This revenue decrease included a $774,245, or 44.87%, decrease in oil and gas revenues; a $215,487, or 97.77%, decrease in used oil refining revenues. The Company's total revenues, on a segment basis, for three months ended September 30, 1997 and 1996 were as follows:

     The following table excludes any revenues generated from the assets of the Utah oil and gas operations, Gagon Mechanical construction and manufacturing operations and any revenues attributed to the Salt Lake City refinery. The assets of the Utah oil and gas operations were sold May 1, 1997. Gagon Mechanical operations were discontinued in May, 1997, although the Company is subcontracting the construction of the Australia plant. The assets of the Salt Lake City refinery were discontinued due to the Company's inability to pay approximately $2,027,911 note plus associated interest due to Genesis Petroleum. The results of these operations are reflected in the condensed consolidated statement of operations under caption "Income (loss) from discontinued operations".

     Three Month Revenues Ended September 30, 1997 and 1996


                     1997        %     1996            %

Oil and gas       $951,237  99.49%   $1,725,482   88.67%
Construction             0      0%            0       0%
Manufacturing            0      0%            0       0%
Used Oil             4,919    .51%      220,406    2.47%
Refining

Total Revenue     $956,156    100%   $1,945,888     100%


                      Oil and Gas Revenues
       Oil and gas revenues contributed approximately 99.49% of total revenues for the three months ended September 30, 1997, as compared to approximately 88.67% for the three months ended September 30, 1996. Revenues decreased $774,245 or 44.87% to $951,237 for the three months ended September 30, 1997 as compared to $1,725,482 for three months ended September 30, 1996.

      The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $774,245, or 44.87% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms.

                   Used Oil Refining Revenues
        Since it commenced operations in the used oil refining business, the Company has primarily derived revenues attributed to fees for engineering, plant design, license, exclusively or other services associated with the Company's used oil refining technology. The revenue attributed to the used oil refining business varies significantly from quarter to quarter reflecting the status of the Company's fees and plant design services.

      Used oil refining revenues contributed .51% of total revenues for the three month quarter ended September 30, 1997 compared to 11.33% for the three months ended September 30, 1996. These revenues decreased $215,487, or 97.77%, to $4,919 for the three months ended September 30, 1997 compared to $220,406 for the three months ended September 30, 1996. The decrease of $215,487 in used oil refining revenue is attributed to the Company receiving revenue for the three months ended September 30, 1996 for the engineering and design of the Austrailia refinery.

      The results of the Salt Lake City refinery operations are reflected in the condensed consolidated statement of operations under the caption "Income (loss) from discontinued operations".


                          Direct Costs
        Direct costs decreased $555,951, or 41.62%, to $779,925 for the three months ended September 30, 1997 compared to $1,335,876 for the three months ended September 30, 1996. The decrease of $555,951 for the three months ended September 30, 1997 was mainly attributed to a decrease in the Company's total revenues. As a percent of revenues, direct costs increased to 81.57% for the three months ended September 30, 1997 compared to 68.65% for the three months ended September 30, 1996. This percent of revenue increase is mainly attributed to a decrease in revenue associated with the used oil refining operations and the oil and gas operations.


               Selling, General and Administrative
        Selling, general and administrative expenses decreased $77,483, or 18.78%, to $335,161 for three months ended September 30, 1997 compared to $412,644 for three months ended September 30, 1996. As a percent of revenues, selling, general and administrative expenses were 35.05% for the three months ended September 30, 1997 compared to 21.21% for the three months ended September 30, 1996. These expenses consisted principally of salaries and benefits, travel expenses, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.


                    Research and Development
        Research and development expenses decreased $22,012, or 79.19%, to $5,786 for three months ended September 30, 1997 compared to $27,798 for the three months ended September 30, 1996. As a percent of revenues, research and development expenses decreased to .61% for the three months ended September 30, 1997 compared to 1.43% for the three months ended September 30, 1996.
        Research and development expenses for the nine months ended September 30, 1997 were $122,942. These expenses were mainly attributable to development and enhancement of the Company's hydrocarbon refining technology.


                  Depreciation and Amortization
        Depreciation and amortization expenses increased $2,352, or 1.22%, to $191,137 for the three months ended September 30, 1997 compared to $193,489 for the three months ended September 30, 1996. As a percent of revenues, depreciation and amortization expenses increased to 19.99% for the three months ended September 30, 1997 compared to 9.94% for the three months ended September
30, 1996.


                     (Loss) from operations
        Loss from operations increased $331,934 to $355,853 for the three months ended September 30, 1997 compared to a $23,919 loss for the three months ended September 30, 1996. The $331,934 increase was mainly attributed to a decrease in the Company's revenues. Revenues attributed to the oil and gas operations decreased $774,245 and used oil refining revenues decrease by $215,487. A portion of the Company's direct costs are considered fixed and do not change in proportion to revenue changes. As revenues decreased for the three months ended September 30, 1997, the Company's gross margin as a percent of revenues also decrease which increased the Company's operating loss for the period.


        Income (loss) from discontinued operations.
        Income from discontinued operations was $14,734 for the three months ended September 30, 1997 compared to $531,773 loss for the three months ended September 30, 1996. This change is mainly attributed to a the Company losses incurred in Gagon Mechanical during the three month ended September 30, 1996.


          (Loss) on disposal of discontinued operations
        (Loss) on disposal of discontinued operations increased
$1,567,459 for the three months ended September 30, 1997 compared to $0 for the three months ended September 30, 1996. The increase of $1,567,459 is mainly attributed to the assets of the Salt Lake City refinery being classified as discontinued.




                 Liquidity and Capital Resources

      Sources of liquidity for the Company include revenues from oil and gas operations and revenues from the sale of hydrocarbon refining technology and rights. Management believes that the company's cash from operating activities is not adequate to meet its operating, capital and current debt obligation needs for the foreseeable future. In the first and second quarter of 1997, the Company's management developed a plan to increase cash flow and reduce expenses. The plan included the following:

      The termination of the Gagon Mechanical operations and the subcontracting of the work formerly done by Gagon;

      The reduction of personnel, including both management and operations personnel;

       The sale of the Company's Monument Butte assets and the reduction of approximately $3,000,000 in debt with the proceeds from the sale of such assets;

        The Company has also deemed its Salt Lake Refinery operation to be a discontinued operation. The Company is currently negotiating a resolution of this matter which, if completed would result in the Company's transfer of its rights to the Sale Lake Refinery, the payment of $750,000 and the granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. The agreement would be subject to approval by the United States Bankruptcy Court. The agreement has not been completed and there can be no assurance that it will be effected.

        Some of the reduction of personnel changes have been reflected in the current report. The full impact of these changes will be reflected by the end of 1997. Also, the Company signed an agreement with Transpacific Industries of Australia in September 1996, and has been sub-contracting construction of a $3.4 million used oil refinery. The cash flow from this contract will extend into fourth quarter 1997.

       On May 1, 1997, the Company sold its Monument Butte gas pipeline system to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. The effective date of the sale is May 1, 1997. Of the $4 million proceeds from the sale of the Monument Butte assets, approximately $800,000 was used to pay off secured debt directly related to the assets sold and $2.2 million was paid toward notes payable to a related party.


      As disclosed in the June 30, 1997 10-Q, $450,000 of the $2.2 million paid to a related party was applied toward interest and $1,750,000 paid off the balance of notes I and II. (See below), leaving a balance of $3,280,089 in principal and $128,899 in interest on the two remaining notes. Subsequent to the filing, the Company was informed by the related party that all $2.2 million be applied to principal. As of September 30, 1997 the balance owed to the related party is $2,680,089 in principal and $795,334 in interest.



                      Initial       Interest      Current      Accrued
                      Balance         Rate         Balance    Interest

          Note 1    $   250,000         12%      $  250,000      $82,452
          Note 2      1,500,000         12%       1,500,000      239,671
          Note 3        780,089         16%               0      389,147
          Note 4      2,500,000         16%         930,089       84,063
                     $5,030,089                  $2,680,089   $  795,334


        As disclosed in previous SEC filings, three of the following Senior Secured notes to a shareholder totaled $2,530,089. This amount and the associated interest was due September 1, 1996. As a result of non payment by the Company, the notes are currently in default. (An event of default under another $2.5 million note (see # IV) has occurred, which permits acceleration of the Company's obligation to repay the principal and interest.) The lender has indicated to the Company that he does not currently intend to take remedial action against the Company.

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

      As of November 14, 1997 the Company was unable to pay the approximately $2,027,911 note and associated interest that was required to be paid to GPI on October 17, 1996, as required by a June 19, 1996 agreement between the companies. Under this agreement, the Company was to make this payment in exchange for GPI's interest in the Genesis refinery. GPI instituted suit against the Company and has received a judgment of $2,320,826.
The Company is negotiating a resolution of this matter which, if completed would result in the Company's transfer of its rights to the Salt Lake Refinery, the payment of $750,000 and the granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. This agreement is subject to the approval of the United States Bankruptcy Court.



                      Bankruptcy Proceeding

        On July 29, 1997, Genesis Petroleum, Inc. ("GPI") and Petroleum Systems, Inc. ("PSI") filed a Petition for an involuntary Bankruptcy against the Company. The Company filed a Motion to Dismiss claiming that the Petition was improperly filed. The Bankruptcy Court ruled that the court did not have jurisdiction because only two creditors had joined in the Petition. Another hearing was scheduled to consider the joiner of additional creditors. On September 26, 1997, the Company filed its own Petition for Reorganization (Bankruptcy #97C-26571) under Chapter 11 of the United States Bankruptcy Act. The Company will continue with its operations as a debtor-in-possession. The Company's management is continuing to operate the Company and is working to prepare a plan of reorganization. The Company's management believes that the Company has sufficient assets to pay its creditors and continue its operations.
However, there can be no assurance that the Company will be able to develop a reorganization plan which will be acceptable to its creditors and which will leave the Company with sufficient assets to continue in operations. There can be no assurance that the Company will not be required to liquidate and discontinue its operations.

                            Inflation

      The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

                  PART II -- OTHER INFORMATION


Item 1:  Legal Proceedings


Genesis Petroleum Inc.
     The Company has previously reported a lawsuit that had been filed against it in the Third Judicial District Court of Salt
Lake County, State of Utah, by Genesis Petroleum Inc. ("GPI") for a breach of a Sale and Purchase Agreement. Under the Agreement, the Company agreed to purchase GPI's interest in the Salt Lake
City used oil refinery that had been operated by a joint venture owned by GPI and a subsidiary of the Company. In July 1997, the Court granted GPI a judgment in the litigation and awarded GPI damages for breach of contract. The Court awarded GPI damages in the amount of $2,320,836, less an offset of the value of the assets which the Company had agreed to purchase from GPI under the Agreement, but as a result of the Company's default, these assets had been retained by GPI. The Company was to present evidence to the Court as to the value of the Plant and the amount of the offset (See Liquidity and Capital Resources). Prior to the Company presenting the Court with such evidence, GPI and another creditor filed a Petition for Involuntary Bankruptcy against the Company (described further below).


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

     After the Petition was filed, GPI and PSI filed a Motion to have a Trustee appointed to manage the Company for the duration of the Bankruptcy Petition. On August 8, 1997, a hearing on the Motion was held in U.S. Bankruptcy Court. The Judge dismissed the Motion on the basis that the bankruptcy law required three creditors to sign the Petition for Involuntary Bankruptcy, but only GPI and PSI had signed the Petition against the Company. The Company filed a motion to dismiss the petition as being improperly filed. The court did not enter an order for relief under Chapter 7 of the Bankruptcy Code based upon the motion to dismiss.

     On September 26, 1997, at the request of Company, it became a debtor in possession under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company may continue its full operation as a debtor in possession. The bankruptcy filing included Interline Resources Corporation but did not include its two wholly owned subsidiaries Interline Energy Services, Inc. and Interline Hydrocarbon, Inc. Management intends to continue with operations, cooperate with its creditors, and file a plan with the Bankruptcy Court that will permit it to reorganize and provide for payment of creditors and preserve the interest of its shareholders.



Item 2.  Changes in Securities:

          None

Item 3.  Defaults Upon Senior Securities:

     The Company is currently in default on notes due to a related party, and a note due to Genesis Petroleum, Inc. (See
Liquidity and Capital Resources).


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

     As of December 11, 1997, a market is being made of the Company's common stock on the NASD Bulletin Board under the symbol "IRCE."

     Effective September 18, 1997, Stephen P. Yeoman resign his positions as Director and Officer of the Company. On November 20, 1997, Michael A. Megee who has served as President of the oil and gas operations since November 1995 was elected as a Director of the Company.



Item 6(a).  Exhibits

          None


Item 6(b).  Form 8-K

          None

                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 11, 1997



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