Form 10KSB
period 1997-12-31
INTERLINE RESOURCES CORP
filed 1998-04-13
CIK 841533

------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 OR 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file number 0-18995

                         INTERLINE RESOURCES CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Utah                                    87-0461653
    (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                 identification No.)

                  160 West Canyon Crest Road, Alpine, UT 84004
                     -------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 756-3031

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                          Common Stock $.005 Par Value
                           --------------------------
                                 Title of Class

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

     Check if there is no disclosure of deliquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in difinitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 1996 were $4,827,969.

     As of April 6, 1998, 14,074,160 shares of the Issuer's common stock were issued and outstanding, 9,110,934 of which were held by non-affiliates. As of April 6, 1998, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $2,004,405

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

      Interline Resources Corporation (the "Company"), a Utah corporation, is engaged through its wholly-owned subsidiaries, in commercializing used oil refining technology, and in operating oil and gas properties and businesses. On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code. The Company is continuing with its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and are not directly involved in the Bankruptcy Reorganization Proceeding, however, because the Company operates through its subsidiaries, the bankruptcy reorganization will substantially impact the subsidiaries. During the time the Company is in the Bankruptcy Proceeding, it will be subject to the jurisdiction of the U.S.
Bankruptcy Court.

      On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy Court that management believes will permit it to reorganize and provide for payment to creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 6, 1998 at 10:00 am.

      Some of the information provided in the Proposed Plan of Reorganization and the Proposed Disclosure Statement to the Plan of Reorganization are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act. Although the Company's management believes that the expectations reflected in the plan are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such expectations involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward looking statements.

      Based on the following, there can be no assurance that the Company will be able to develop a reorganization plan which will be acceptable to its creditors and which will leave the Company with sufficient assets to continue its operations. There can be no assurance that the Company will not be required to liquidate and discontinue its operations.

      The Company's current operating subsidiaries are (1) Interline Energy Services, Inc.("Interline Energy") a Wyoming corporation which manages the
Company's oil and gas operations located in Wyoming and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.


Interline Energy Services - Oil and Gas Operations.

      The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, and oil well production. The Company's main oil and gas operations are located in east- central Wyoming. Wyoming operations, located near Douglas, include the Well Draw Gas Plant, a crude gathering pipeline, a 20.4% interest in the Hatcreek Partnership, NGL trucking and four producing oil and gas wells.


       Well Draw Gas Plant

      The Well Draw Gas Plant (the "Plant"), located near Douglas, Wyoming, is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallon of NGLs each day. Currently, the Plant processes the liquids into propane, butane and natural gasoline. As part of the Plant system, the Company owns a gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the Plant. Most of the liquids originate from liquids that are trucked into the Plant from outside sources.


      Amoco Contract

      During 1994, the Company entered into a contract with Amoco Production Company to process approximately 25 million gallons of NGLs per year, ending June 1, 2000 (based on an average of 70,000 gallons processed per day). The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Plant in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming plant where the NGLs are collected. In 1997, the Company processed an average of 50,250 gallons per day of NGLs under the Amoco contract. The Plant processed a total average of 73,425 gallons per day of NGLs for 1997, including outside sources and liquids from the pipeline. The Amoco contract accounted for 68.4% of the total NGLs processed by the Plant.


      Conoco Pipeline

      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 301,089 barrels of crude during 1997.


      Hat Creek Partnership

      The  Hat  Creek  Partnership,  of  which  Interline  Energy  owns a  20.4%
interest, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant. The Company receives revenues from sales of oil and gas from the oil wells.


      Oil Well Production

      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During 1997, the wells produced approximately 7,640 barrels of oil and 20,960 Mcf of natural gas.


      NGL Trucking Operations

      The Company entered the NGL transportation business to truck liquids for Amoco Production Company. In the last five years, the Company has greatly increased its transportation of NGLs and finished product in the Rocky Mountain region. In the last five years, Interline has quadrupled its trucking activity. Four years ago, Interline had one truck and two drivers. Today, Interline has four trucks and eight drivers. Collectively, these trucks travel about 646,931 miles per year, carrying a total of 18 million gallons of raw and finished product.

      These trucks transport NGLs, propane and butane and natural gasoline to and from the Well Draw Gas Plant. The trucks travel as far away as Nebraska, Montana, Utah and Colorado.


      Utah Operations

      On May 1, 1997, Interline sold its Utah oil and gas operations to Questar Gas Management Company, a subsidiary of Questar Corporation, for $4 million. The Company's Utah oil and gas operations were located near Roosevelt, Utah, and included the Monument Butte Gathering System and the Roseland Wells.


 Interline Hydrocarbon - Used Oil Refining.

     In January, 1993, the Company acquired certain patent rights to a reprocessing technology from Petroleum Systems Inc., ("PSI") with the right to exclusively manufacture, market, use, license, sub-license, and fully commercialize the patented technology as it relates to the field of hydrocarbons. Since then, the Company has entered into the following described transactions:

      Genesis Petroleum

      On January 20, 1998 the United States Bankruptcy Court for the District of Utah approved a settlement agreement between the Company and Genesis Petroleum. The Company and Genesis were joint ventureres in an used oil refinery located in Salt Lake City, Utah. The settlement agreement provided for, among other things, the following: 1) the litigation between them was terminated; 2) Interline paid Genesis the sum of $750,000; 3) the Company granted Genesis a license to build and operate three additional used oil refineries using the technology assigned to it by PSI without the payment of any royalties or other payments to the Company; 4) the Company transferred all of its rights in the joint venture and in the Salt Lake Refinery to Genesis; and, 5) all previous agreements between the Company and Genesis were terminated.


      Interline U.K., Stoke-on-Trent, England

      In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a refinery in Stoke, England. As part of the transaction, the Company executed a licensing agreement with the joint venture giving it the right to own, operate and practice the Interline used oil technology. The terms of the joint venture provided the Company a 40% ownership interest, and under the license agreement, the right to receive a 6 cent gross royalty per gallon of oil processed. The refinery was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is in current production. In April of 1997 the Company sold its 40% interest in the joint venture to John Wheland for $500,000. Whelan is now the sole owner of the used oil refinery in Stoke-on-Trent, and is authorized to use the Interline technology under the original licensing agreement. As a result of the realities of the pricing structure in England for used oil products, and the higher than expected operating costs to operate the England plant, the 6 cent royalty called for in the license agreement was reduced to 3 cents and is not payable until the refinery is profitable. To date, the Company has not received any royalty revenue from the English plant. Further, John Wheland has only paid $200,000 of the purchase price and while the Company has demanded payment of the remaining purchase price the payment remains in dispute. While the Company believes that a settlement of the disputed payments is likely, there can be no assurance that an agreement will be reached. In such an event the Company will seek a legal remedy.


      Dukeun Industrial Company - South Korea

      In April 1995, the Company signed an agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea, to build a 24,000 gallon used oil refinery in Seoul. The refinery was constructed in 1996 by Gagon Mechanical and installation and start up was completed in July of 1997. In April of 1997 the Company signed a marketing agreement with Dukeun allowing them to be the only company other than Interline to market the Company's technology in South Korea, Japan and China.

In exchange for the marketing rights, Dukeun paid the Company $400,000. For every unit the Company sells through Dukeun's marketing efforts, the Company will pay Dukeun a commission of approximately 10 percent of the purchase price of the plant. The term of the marketing agreement is for 10 years. Additionally, an amendment to the original license agreement relieves Dukeun of its obligation to pay a royalty to the Company for this first Dukeun Refinery built in Seoul .

      The Company has had only limited contact with the Dukeun Plant and its operations since September of 1997 when the Company's final start-up employee returned to the U.S. The Company had expressed concerns as to the abilities of the operators hired by Dukeun to run the plant and to trouble shoot the operational problems attendant to the design of the facility. In March of 1998, a representative of the Company visited the facility and found that they were having many operational problems and was only using the front end processing portion of the Plant due to the fouling of the distillation part of the process caused by excessive carry over of residuum from the first phase processing equipment. As a result, the Dukeun Plant is only producing a first phase oil that is suitable for burning.


      Transpacific Industries - Australia

      In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000 gallon per day plant for $3.4 million. This plant has been shipped to Australia and installation has commenced with production expected to commence by August of 1998.

      The Company will receive a 6 cent per gallon gross royalty for each gallon of finished product processed. To maintain its exclusivity for Australia, Transpacific must order at least one more 24,000-gallon-per-day refinery within two years. The purchase agreement also gives Transpacific the right to construct additional plants, depending on market conditions.

      On July 16, 1997, Transpacific announce that it had formed a new Australian national used oil collection, recycling and refining company called National Oil Pty. Ltd. with Shell Australia Ltd., and Mobil Oil Australia Ltd. Transpacific Industries owns 50 percent of National, and Shell and Mobil each own 25 percent interest. National will be the owner and operator of the Interline Refinery constructed in Sydney.


      Gadgil Western Corporation- 12 Middle Eastern and Far Eastern Countries

      In December 1993, the Company signed an agreement with Gadgil Western Corporation of New Delhi, India, for exclusive rights to the Company technology in 10 Middle Eastern and Far Eastern countries. These countries include India, Saudi Arabia, United Arab Emirates, Oman, Kuwait, Iran, Thailand, Vietnam, Malaysia and Qatar. In 1995, Gadgil Western also purchased the exclusive rights to Bahrain and Singapore. Gadgil Western intended to use the Company's technology to extract gasoline and diesel from low-grade hydrocarbons.

      The first refinery under the Gadgil Western's exclusive agreement was completed in June 1995. The facility is located in Dubai, United Arab Emirates (at the Persian Gulf), and was designed to process 45,000 gallons per day of low-grade hydrocarbons into diesel and other burner fuels. Gadgil Western used the Dubai refinery as a demonstration and evaluation refinery for the possibility of building other refineries in Bahrain, Singapore and India. The Dubai plant did not achieve the economic results desired by Gadgil Western, and to the best knowledge of the Company, the refinery was shutdown. Gadgil Western has failed to fulfilled the terms of its exclusive license (as reported in the 1995 and 1994 FORM 10-KSB) and is therefore in breach of the agreement and the Company has treated it as terminated. The Company has not received any royalties from Gadgil Western nor does it expect to.


Gagon Mechanical - Construction and Manufacturing.

  Prior to May 1997, the Company was actively involved in construction projects (primarily the construction of the Company's used oil refineries) through Gagon Mechanical, Inc., a wholly-owned subsidiary of the Company. In an attempt to reduce overhead, the Company's management terminated the operations of Gagon Mechanical in May 1997. The former president of Gagon Mechanical formed his own company (G-EPIC, Inc.) to continue with the projects initiated by Gagon Mechanical. The Company contracted with G-EPIC, Inc. to finish construction of the refinery for Transpacific Group of Companies of Australia. Substantially all of the parts for the refinery have been shipped to Australia, and the Company believes that installation and startup will be complete by August of 1998.

With the desire to wind up the business of Gagon Mechanical and to liquidate its assets to aid the Company in its plan of reorganization under Chapter 11, the Company has sought to sell the Gagon Mechanical building, located in Sandy, Utah, and has received and accepted an offer for $885,106. Net proceeds to the Company after paying approximately $53,000 for real estate commissions, $4,000 for real property taxes, $8,800 for title insurance and $267,190 for a first trust deed, the Company will net approximately $552,116. After complying with the notice requirements of the Bankruptcy Court, the Company believes the sale will close on or before June 1, 1998.

      In connection with the sale of the Sandy building, the Company had the obligation to remove and clean up all of the various construction materials, equipment, parts, piping, salvaged equipment as well as the Company's Pilot Plant including the battery equipment and piping from the premises. Additionally, all construction equipment associated with the construction and manufacturing activities carried out by Gagon Mechanical located at the Sandy building needed to be sold and/or otherwise removed. After receiving a competitive bid, the Company entered into an agreement to sell the construction equipment, parts and salvage materials to G-EPIC, Inc., for the sum of $65,000 and G-EPIC's obligation to clean, remove, salvage and otherwise reclaim the construction yard as well as to place the building in an acceptable condition for the purchaser. After complying with the notice requirements of the Bankruptcy Court, the Company believes the sale will close on or before June 1, 1998.

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

      The Company's main focus is to license and provide technical services to companies worldwide that have used oil collection services and the ability to market the finished products.






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

      Environmental Regulation. The Company's activities are subject to various federal and state laws and regulations which are applicable to all areas of business. These laws and regulations cover the discharge of materials into the environment, or otherwise relate to the protection of the environment. The environmental regulations to which the Company is subject include: (1) exposure to asbestos, regulated by the EPA and OSHA; (2) air quality control, regulated by both the Federal government under the Federal Clean Air Act and the various state Departments of Environmental Air Quality; (3) regulation of solid and hazardous wastes regulated by the EPA under the Resource Conservation and Recovery Act (RCRA) of 1976; (4) the Federal Clean Water Act which controls the discharge of toxic discharges into surface streams; and (5) the regulation of underground storage tanks and pits under the Subtitle I of the Resources Conservation and Recovery Act.

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

      State Regulation of Oil and Gas Production. In all areas where the Company conducts activities there are statutory provisions regulating the production of oil and natural gas. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the utilization of pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such provisions may limit the rate at which oil and gas could otherwise be produced from the Company's properties including wells owned by others connected to Company facilities and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Operating Hazards and Uninsured Risks

      The Company's operations are subject to the risks normally incident to the operation of natural gas processing plants, gathering systems, and oil and gas production. Those risks include fires, explosions, pipeline ruptures, pollution and hazardous material releases, equipment malfunction and breakdowns, and operations errors and omissions, any of which could result in damage to or destruction of Company facilities or a suspension of operations or damage to persons or property. Although the Company carries insurance coverage which management believes to be adequate and comparable to that carried by other companies in the same business, the Company is not fully insured against certain of these risks, either because insurance is unavailable, because management elects not to insure due to high premium costs, or because the insurance is not necessary in the judgment of management. The occurrence of an event not fully insured against could have a material adverse effect on the Company's financial position.


Employees

      At March 15, 1998, the Company and its subsidiaries employed 24 full-time employees and 1 part-time employee, compared to 52 full-time employees as of March 15, 1997. From time to time, the Company utilizes the services of consulting geologists, engineers and landmen as well as various laborers, operators, truck drivers, tradesmen and mechanics.



ITEM 2.     PROPERTIES

      The Company's executive, administrative and accounting offices are located at 160 West Canyon Crest Rd., Alpine, Utah 84004. This facility consists of approximately 11,515 square feet of office space on about five acres of land that is owned by the Company. Interline Hydrocarbon and Interline Energy Services also lease an office at 350 West "A" Street, Suite 204, Casper, Wyoming 82602. The Company has entered into a rental agreement with the law firm of Gregeory, Johnson & Barton on a month to month basis to rent a portion of the Company's Alpine office.

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

      The Hat Creek Partnership, of which Interline Energy Services owns 20.4%, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant, all located in Niobrara County, Wyoming.


      Interline Energy Services owns working interests in 4 wells. The physical assets of each well consist of casing and tubing, pump jacks and drivers, product storage tanks, separators and other associated wellhead facilities.

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

      In connection with its NGL trucking activities, Interline Energy Services leases four tractors and owns eight trailers.



ITEM 3.     LEGAL PROCEEDINGS

     Genesis Petroleum Inc. The Company has previously reported a lawsuit that had been filed against it in the Third Judicial District Court of Salt Lake County, State of Utah, by Genesis Petroleum Inc. ("GPI") for breach of a Sale and Purchase Agreement. Under the Agreement, the Company agreed to purchase GPI's interest in the Salt Lake City used oil refinery that had been operated by a joint venture owned by GPI and a subsidiary of the Company. In July 1997, the Court granted GPI a judgment in the litigation and awarded GPI damages for breach of contract. The Court awarded GPI damages in the amount of $2,320,836, less an offset of the value of the assets which the Company had agreed to purchase from GPI under the Agreement, but as a result of the Company's default, these assets had been retained by GPI. The Company was to present evidence to the Court as to the value of the Plant and the amount of the offset (See Liquidity and Capital Resources). Prior to the Company presenting the Court with such evidence, GPI and another creditor filed a Petition for Involuntary Bankruptcy against the Company (described further below).

      On January 20, 1998 the United States Bankruptcy Court for the District of Utah approved a settlement agreement between the Company and Genesis Petroleum. The Company and Genesis were joint ventureres in an used oil refinery located in Salt Lake City, Utah. The settlement agreement provided for, among other things, the following: 1) the litigation between them was terminated; 2) Interline paid Genesis the sum of $750,000; 3) the Company granted Genesis a license to build and operate three additional used oil refineries using the technology assigned to it by PSI without the payment of any royalties or other payments to the Company; 4) the Company transferred all of its right in the joint venture and in the Salt Lake Refinery to Genesis; and, 5) all previous agreements between the Company and Genesis were terminated.


Petroleum Systems Inc.

     The Company's used oil refinery technology was acquired under the terms of an agreement between the Company as purchaser and Petroleum Systems, Inc. ("PSI") as seller. The agreement provided for the payment of royalties to PSI pursuant to the terms of the Agreement. The Company and PSI became involved in a dispute as to the certain royalty matters and in connection therewith, the Company and PSI were involved in an arbitration proceeding. On July 29, 1997, PSI filed a lawsuit against the Company in the Third Judicial District Court of the State of Utah seeking to reacquire all of the technology rights it had previously assigned to the Company. The Company intends to vigorously defend this litigation. PSI was one of the two creditors signing the Petition for Involuntary Bankruptcy.


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

      On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code. The Company is continuing with its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and are not directly involved in the Bankruptcy Reorganization Proceeding, however, because the Company operates through its subsidiaries, the bankruptcy reorganization will substantially impact the subsidiaries. During the time the Company is in the Bankruptcy Proceeding, it will be subject to the jurisdiction of the U.S. Bankruptcy Court.

     On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy Court that management believes will permit it to reorganize and provide for payments of creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 6, 1998 at 10:00 am.

     Some of the information provided in the Proposed Plan of Reorganization and the Proposed Disclosure Statement to the Plan of Reorganization are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act. Although the Company's management believes that the expectations reflected in the plan are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such expectations involve know and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward looking statements.

     Based on the following, there can be no assurance that the Company will be able to develop a reorganization plan which will be acceptable to its creditors and which will leave the Company with sufficient assets to continue in operations. There can be no assurance that the Company will not be required to liquidate and discontinue its operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None


                                     PART II

ITEM 5.     MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     Prior to July 30, 1997 the Company's common stock was listed on the American Stock Exchange Emerging Company Market Place under the symbol "IRC.EC" Prior to July, 1994, the Company's common stock was quoted on the NASDAQ Small Cap Market. On July 30, 1997 AMEX halted trading of the Companys' common stock as a result of the announcement of the filing of a petition for involuntary bankruptcy. The Company determined not to appeal the decision. Currently, the Company's common stock is listed in the over-the-counter market with price quotations published on the NASD Electronic Bulletin Board.

      The information contained in the following table was obtained from information obtained by a licensed stock broker and shows the range of representative prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions

                                          High              Low
            1996

            First Quarter                 $5.25             $3.50
            Second Quarter                $4.75             $2.13
            Third Quarter                 $3.00             $1.00
            Fourth Quarter                $1.44             $0.50

            1997

            First Quarter                 $0.75             $0.44
            Second Quarter                $0.81             $0.44
            Third Quarter                 $0.63             $0.31
            Fourth Quarter                $0.22             $0.06

            1998

            First Quarter                 $0.31             $0.13
            (Through March 23, 1998)


Record Holders of Common Stock

      The number of record holders of the Registrant's common stock as of March 23 1998, is 357.



Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company is engaged through its wholly-owned subsidiaries, in commercializing used oil refining technology, and in operating oil and gas properties and businesses. On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code. The Company is continuing with its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and are not directly involved in the Bankruptcy Reorganization Proceeding, however, because the Company operates through its subsidiaries, the bankruptcy reorganization will substantially impact the subsidiaries.

On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy Court that management believes will permit it to reorganize and provide for payment to creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 6, 1998 at 10:00 am.

Some of the information provided in the Proposed Plan of Reorganization and the Proposed Disclosure Statement to the Plan of Reorganization are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act. Although the Company's management believes that the expectations reflected in the plan are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such expectations involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward looking statements.

Based on the following, there can be no assurance that the Company will be able to develop a reorganization plan which will be acceptable to its creditors and which will leave the Company with sufficient assets to continue its operations. There can be no assurance that the Company will not be required to liquidate and discontinue its operations.

     The Company's current operating subsidiaries are (1) Interline Energy Services, Inc.("Interline Energy") a Wyoming corporation which manages the
Company's oil and gas operations located in Wyoming and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.


      Interline Energy Services - Oil and Gas Operations.

      The Company has been engaged in the oil and gas industry since 1990. These operations primarily involve natural gas gathering and processing, crude oil gathering, fractionation and marketing of natural gas liquids, and oil and gas production. In May, 1997, the Company sold its Utah gathering and production operations to subsidiaries of the Questar Corporation of Salt Lake City, Utah, and is now concentrating on its operations in east-central Wyoming.

      During 1997, the Company's gas gathering operations in Wyoming have gone through a transition period. As gathered natural gas volumes have continued to decline, substantial changes were needed to optimize the pipeline system for a lower throughput level. Two large owned compressors were sold in February and replaced with a single leased compressor more suited for the gas volumes in the field. Additional measurement check points and liquid cleanout facilities were installed in order to optimize system performance.

      At the Well Draw Gas Plant/Fractionator, self-generation of electric power was replaced in February with commercial power supplied by Pacific Power and the two gas engine generator sets were sold. This change reduced the Plant's reliance on field gas for fuel, and also is a reflection of the declining availability of field gas for fuel. Operations at Well Draw during 1997 continued to be geared primarily towards fractionation and marketing of natural gas liquids trucked into the plant from various gas plants located in the eastern half of Wyoming.

      The Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, from time to time the Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. In October KN Gas Gathering began processing approximately 20,000 gallons per day at Well Draw under an agreement which extends to March 31, 1998. The Company is negotiating to continue this service past the primary term, however it cannot be certain that the contract will be extended. During 1997, natural gas liquids processed at Well Draw included 19,230 gallons per day for the Company, and 54,195 gallons per day for others, as compared to 23,427 and 60,629 gallons per day respectively in 1996.

      The Company's natural gas liquids transportation operation transported approximately 18 million gallons of raw and finished products during 1997. The Company operates four tractor-trailer- pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      One of the greatest factors impacting trucking operations is the increasing level of regulation from the U.S. Department of Transportation governing transportation of hazardous materials. This has required significant increases in man-hours devoted to maintaining safe and legal operation of the Company's equipment. A safety review and audit of the Company's operations was performed by the D.O.T. in November, and although several minor record-keeping discrepancies were found, no serious violations or citations were issued and no fines were assessed. It has been and is management's expressed policy to operate all of its businesses in a safe and legal manner.

      Oil and natural gas production from the Company's wells in Wyoming continue to be a small but profitable segment of operations. Although oil and gas prices held up during the first three quarters of 1997, significant price declines occurred in November and December and have continued in early 1998. Despite these decreases, the Company intends to continue producing these wells.

      Management is unaware of any significant future capital expenditures for the future in its oil and gas operations. However, the very nature of equipment operation, ware and tear and replacement in this type of operation can be significant. Further, it is noted that most of the revenues earned by the Well Draw Plant are derived from the Amoco contract which will expire in June 1, 2000. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids and gas connections to expand and diversify its operations in Wyoming, however, its operations are in a limited and well defined area and expansion is difficult.


      Interline Hydrocarbon - Used Oil Refining.

      The Company has learned much during 1997 concerning the most commercial way to continue in the used oil refining business. Revenues to the Company can come from five sources: 1) profits made from constructing the Plant, 2) granting exclusive territories to licensee, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating Plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) rather than build the Plant, sell the construction plans and provide consultation and expertise so that the customer can build the Plant.

      Based on the experiences with the four Plants that have been built by the Company, management's current feelings are to not be in the construction business. Further, until the Company gets in better financial condition, it is not in a position to take interests in operating Plants. Management believes that the best way for it to capitalize on the technology is to sell the construction plans of a Plant and provide consultation services to the purchaser.

      It has also become evident to management that demanding royalties based on production in many situations and countries is difficult. Unless and until the rerefined oil produced in a Plant can be sold at higher values based on pricing similar to base lubricating oils, on-going royalties based on production is difficult to obtain. The most viable opportunities management has discovered are in countries that have governmental concessions resulting in economic incentives for collecting and processing used oil. This reality has been seen in both Korea, where the royalty was terminated for the first plant, and England where, as described previously, the royalties were reduced and not payable until profitable.

      Management still believes that there exists economic justification and interest in the technology. While management continues to receive inquiries about the technology, the Company is selective as to potential purchasers. From experience, management is aware of the complicated nature between the balance of supply and demand. Management has become much more selective in its consideration of selling the technology to prospective purchasers and unless favorable conditions exist the Company discourages the purchaser. Management has become much more active in helping potential customers evaluate their end product sales markets.



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

      During 1997, the following three events have been classified and presented in the financial statement as discontinued operations.

      Salt Lake Refinery - Genesis Petroleum Inc.: As disclosed in previous SEC filings, the Company recorded a liability for the repurchase of a used oil refinery located in Salt Lake City, Utah from Genesis Petroleum, the original purchaser. This liability is a result of Genesis exercising the option, provided in the sales agreement, to require the Company to repurchase the refinery. Prior to the option being exercised, the Company was a 26% owner of the joint venture which operated the used oil refinery and accounted for its investment on the equity method through June 19, 1996. The original purchaser owned the remaining 74% of the joint venture and operated the plant. The Company had consolidated the operations of the refinery and joint venture since June 19, 1996 the date the option was executed.

      Effective September 30, 1997, the Company reclassified the operations of the Genesis Refinery and joint venture into "discontinued operations". The change in accounting treatment was due to the belief of Company's management that it will not retain the refinery and ownership in the joint venture. Subsequently, on December 23, 1997 the Company and Genesis Petroleum entered into an agreement to settle all claims. (See Legal Proceeding) The consolidated statement of operations presented for the year ended December 31, 1997 and 1996 reflect the revenue and expense relating to Genesis Refinery under caption "Income (loss) from discontinued operations". The consolidated statement of operations for year ended December 31, 1997 and 1996 reflect all assets and liabilities relating to the settlement agreement with Genesis Petroleum under caption "Gain (loss) on disposal of discontinued operations". The Company has also included in this caption the $750,000 due to Genesis Petroleum under the settlement agreement which was paid on January 29, 1998.

      Utah Oil and Gas Operations: As disclosed in previous SEC filings, on May 1, 1997, the Company sold all assets of its Utah oil and gas operations. The consolidated statement of operations presented for the year ended December 31, 1997 and 1996, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated statement of operations for year ended December 31, 1997 reflect all assets and liabilities relating to the sale of the Utah oil and gas operations under caption "Gain (loss) on disposal of discontinued operations".

      Gagon Mechanical Operations: In May 1997, the Company discontinued the operations of Gagon Mechanical. The consolidated statement of operations presented for the year ended December 31, 1997 and 1996, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated balance sheet for year ended December 31, 1997 reflect all assets and liabilities relating to the operations under caption "Net assets of discontinued operations".


Total Revenues

      In 1997,  revenues  decreased  $2,125,827 or 30.6%,  to $4,827,969 for the year ended December 31, 1997 as compared to $6,953,796 for the year ended December 31, 1996. This revenue decrease included a $2,105,954 or 33.0%, decrease in oil and gas revenues; a $30,049, or 5.3%, decrease in used oil refining revenues and a $10,176, or 184.4%, increase in other revenues. The oil and gas revenue decrease was attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms. The Company's total revenues, on a segment basis, for 1997 and 1996 were as follows:

The following table excludes any revenues generated from the assets of the Utah oil and gas operations, Gagon Mechanical construction and manufacturing operations, and any revenues attributed to the Salt Lake City refinery operation. The assets of the Utah oil and gas operations were sold May 1, 1997. Gagon Mechanical operations were discontinued in May 1997, although the Company is subcontracting to G-EPIC, Inc. the construction of the Australia plant. The assets of the Salt Lake Refinery were discontinued due to the Company's agreement with Genesis Petroleum to settle all claims. The results of these operations are reflected in the consolidated statement of operations under caption "Income (loss) from discontinued operations".

              Revenues For Year Ended December 31, 1997 and 1996

                                    1997        %           1996        %
------------------------------------------------------------------------------


Oil and Gas                      $4,280,278    88.7%     $6,386,232    91.8%
Used Oil refining                   531,991    11.0%        562,040     8.1%
Other                                15,700      .3%          5,524      .1%
------------------------------------------------------------------------------

Total Revenue                    $4,827,969     100%     $6,953,796     100%
==============================================================================



Oil and Gas Revenues
      Oil and gas revenues contributed approximately 88.7% of total revenues for year ended December 31, 1997, as compared to approximately 91.8% for year ended December 31, 1996. Revenues decreased $2,105,954 or 33.0% to $4,280,278 for the year ended December 31, 1997 as compared to $6,386,232 ,for year ended December 31, 1996.

      The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $2,105,954 or 33.0% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms.


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

     Used oil refining revenues contributed 11.0% of total revenues for the year ended December 31, 1997 compared to 8.1% for the year ended December 31, 1996. These revenues decreased $30,049, or .5%, to $531,991 for the year ended December 31, 1997 compared to $562,040 for the year ended December 31, 1996. Revenues for 1997 was mainly derived from the marketing agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea for $400,000, and engineering revenues of $100,000 attributed to the Australia refinery. During 1997, the Company received no revenues for royalties for it used oil technology.

      The results of the Salt Lake City refinery operations are reflected in the consolidated statement of operations under the caption "Income (loss) from discontinued operations".

Direct Costs

     Direct costs decreased $2,111,070, or 36.1%, to $3,734,992 for the year ended December 31, 1997 compared to $5,846,062 for the year ended December 31, 1996. The decrease of $2,111,070 for the year ended December 31, 1997 was mainly attributed to a decrease in the Company's oil and gas revenues. As a percent of revenues, direct costs decreased to 77.4% for the year ended December 31, 1997 compared to 84.1% for the year ended September 31, 1996. This 6.7% of revenue decrease is mainly attributed to a decrease in revenue associated with the oil and gas operations. The liquid contracts associated with the reduction in the Company revenues, carried lower profit margins then compared to the Company's existing liquid contracts.


Selling, General and Administrative

     Selling, general and administrative expenses decreased $294,641, or 16.8%, to $1,455,092 for year ended December 31, 1997 compared to $1,749,733 for the year ended December 31, 1996. As a percent of revenues, selling, general and administrative expenses were 30.1% for the year ended December 31, 1997 compared to 25.2% for the year ended December 31, 1996. During the first and second quarter of 1997, the Company's management developed a plan to increase cash flow and reduce expenses. Part of the plan included a reduction of personnel, including both management and operations personnel. During 1997, the Company reduce 3 management positions and 25 operational positions. The Company did see outside legal fees increase $48,423, or 52.1%, to $141,352 for the year ended December 31, 1997 compared to $92,929 for the year ended December 31, 1996. This $48,423 increase was attributed to the Company's legal proceedings and bankruptcy filing.


Depreciation and Amortization

     Depreciation and amortization expenses decreased $69,022, or 8.4%, to $756,478 for the year ended December 31, 1997 compared to $825,500 for the year ended December 31, 1996. As a percent of revenues, depreciation and amortization expenses increased to 15.7% for the year ended December 31, 1997 compared to 11.9% for the year ended December 31, 1996.


Research and Development

     Research and development expenses decreased $460,027, or 74.6%, to $156,446 for the year ended December 31, 1997 compared to $616,473 for the year ended December 31, 1996. As a percent of revenues, research and development expenses decreased to 3.2% for the year ended December 31, 1997 compared to 8.9% for the year ended December 31, 1996.

      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

Write-down of asset value

     Write-down of asset value increased $325,574, or 86.9%, to $ 700,428 for the year ended December 31,1997 compared to $374,854 for the year ended December 31, 1996. The write-down of asset value for 1997 was attributed to a write-down of the Company's marketing and technology rights relating to its used oil technology. The write down is based on the following facts: 1) the Western Plant is not in operation and the Company receives no royalty 2) under the terms of the Genesis Settlement, Interline receives no royalty income, 3) the Korean Plant royalty has been rescinded, and 4) the English Plant royalty has been reduced and is not payable until profitable. The Company does have an expectation of receiving royalties from the Australia Plant.


(Loss) from operations

     Loss from operations decreased $483,359, or 19.7 to $1,975,467 for the year ended December 31, 1997 compared to a $2,458,826 loss for the year ended December 31, 1996. The $483,359 decrease was mainly attributed to a decrease in selling, general and administrative expense of $294,641, or 16.8%, to $1,455,092 for the year ended December 31, 1997 compared to $1,749,733 for the year ended December 31, 1996. The Company also decrease research and development expenses by $460,027, or 74.6%, to $156,446 for year ended December 31, 1997 compared to $616,473 for year ended December 31, 1996.


Other income (expenses)

      Interest expenses decrease $44,828, or 54.8%, to $37,043 for the year ended December 31, 1997 compared to $81,871 for the year end December 31, 1996. The decrease was mainly attributed to a decrease in the Company's debt obligations during 1997.

Interest expense to related party increase $75,146, or 18.5%, to $480,460 for the year ended December 31, 1997 compared to $405,314 for the year ended December 31, 1This increase was mainly attributed to the default status of the notes. The note agreements provide that upon default, certain default interest rates become effective immediately.

For the year ended December 31, 1997 gain on sale of assets increased $448,290, to 488,470 as compared to $40,180 for the year ended December 31, 1996. This increase was attributed to a gain of $200,000 on the sale of its 40% interest in the U.K. Refinery. Also during 1997, the Company recognized a gain of $288,471 on the sale of two compressors and two generators .



(Loss) from discontinued operations.

     Loss from discontinued operations decreased $1,518,461, or 93.1%, to $113,040 for the year ended December 31,1997 compared to a loss of $1,631,501 for the year ended December 31, 1996. Income from the Utah oil and gas operation (sold May 1, 1997) decreased $590,575, or 87.7%, to 82,613 for the year ended December 31, 1997 compared to income of 673,188 for the year ended December 31, 1996. Losses attributed to the Genesis refinery (discontinued September 30,
1997) decreased $90,788, or 32.2%, to $191,044 for the year ended December 31, 1997 compared to $281,832 for the year ended December 31, 1996. Losses from the Gagon Mechanical (discontinued May 1, 1997) decreased $2,018,248, or 99.8%, to $4,609 for the year ended December 31, 1997 compared to $2,022,857 for the year ended December 31, 1996. The Company's total income or loss from discontinued operations, on a segment basis, for 1997 and 1996 were as follows:


                  Income (Loss) From Discontinued Operations

                                    1997        1996        Change       %
------------------------------------------------------------------------------

Utah Oil and Gas                  $82,613     $673,188    -$590,575   -87.7%
Gagon Mechanical                   -4,609   -2,022,857    2,018,248   -99.8%
Genesis Refinery                 -191,044     -281,832       90,788   -32.2%
------------------------------------------------------------------------------
      Total                      -113,040   -1,631,501   $1,518,461   -93.0%
==============================================================================



(Loss) on disposal of discontinued operations

     (Loss) on disposal of discontinued operations for the year ended December 31, 1997 was $46,799 compared to $0 for the year ended December 31, 1996. The loss on disposal of discontinued operations included a gain of $2,087,717 on the sale of the Utah oil and gas operation (sold May 1, 1997) and a loss of 2,134,516 relating to the settlement Genesis Petroleum, Inc. (see Legal Proceedings). The $2,134,516 loss includes the Company paying Genesis a sum of $750,000 and the write off of $1,384,616, which represents the transfer of its rights in the joint venture and in the Salt Lake City used oil refinery.



Liquidity and Capital Resources

      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company only receives revenues from its used oil refining technology when a sale or license is executed. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable. If an acceptable reorganization plan is accepted in the Company's Chapter 11 bankruptcy proceeding, management believes that the Company's cash from its operating activities and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Management has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants

      If the Company is unable to obtain approval of a reorganization plan under its Chapter 11 bankruptcy proceeding, the Company may be compelled to file for liquidation under Chapter 7. The Company can seek to raise additional financing through the sale of equity, debt and assets but there can be no assurance that the Company will be able to continue its current operations.

      The Company's operations used $410,501 of cash for year ended December 31, 1997 compared to 3,506,194 cash used in operations for the year ended December 31, 1996. The $3,095,693 decrease in cash used by operations was mainly attributed to changes implemented by management. During 1997, the Company's management developed a plan to increase cash flow and reduce expenses. The plan included the following:

1. In May of 1997, the Company discontinued the Gagon Mechanical operations and has been subcontracting any work formerly done by Gagon. In the year ended December 31,1997 Gagon's loss from discontinued operations was $4,609 compared to a loss of $2,022,857 for the year ended December 31, 1996;

2. During 1997, the Company reduced its workforce by 28 jobs. Included in the reduction was 3 management positions and 25 operational positions. This reduction in workforce reduced the Company's salaries and wages by approximately $550,000.

3. During 1997, the Company received proceeds in the amount of $5,014,024 on the sale of assets and reduced debt by $2,461,077. Included in assets sold, was the Company's Utah oil and gas operations (Monument Butte) for $4,000,000, the 40% interest in Interline (UK) Joint Venture for $500,000 in which the Company has received 200,000, the sale of two compressors for $502,111 located in Wyoming and other equipment and vehicles for $11,913.

4. On September 30, 1997, the Company deemed its Salt Lake Refinery operation to be a discontinued operation. Subsequently, on December 23, 1997, the Company entered into a agreement with Genesis Petroleum, Inc. to settle all claims between both parties. The agreement resulted in the Company transferring all its rights to the Salt Lake Refinery, the payment of $750,000 (made on January 29, 1997) and granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. In the year ended December 31, 1997 loss from the Salt Lake Refinery was $191,044 compared to $281,832 for the year ended December 31, 1996.

5. During 1997, the Company reduced capital expenditures from continuing operations by $78,023, to $153,378 for the year ended December 31, 1997 compared to $231,401 for the year ended December 31, 1996. For 1998, the Company has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations.

      During 1997, the Company paid a related party $2,350,000 of which $2,200,000 was proceeds from the sale of the Utah oil and gas operations and $150,000 was proceeds from the sale of two compressor located in the Wyoming operations. The $2,350,000 was all applied to principal. As of December 31, 1997 the balance owed to the related party is $2,680,089 in principal and $885,776 in interest.

             Note Payable and Accrued Interest Due to Related Party

               Initial        Interest        Current       Accrued
               Balance        Rate            Balance       Interest
-------------------------------------------------------------------------------
Note 1         $250,000       12%             $250,000      $90,014
Note 2        1,500,000       12%            1,500,000      285,042
Note 3          780,089       16%                    0      426,656
Note 4        2,500,000       16%              930,089       84,064
-------------------------------------------------------------------------------
Total        $5,030,089                      $2,680,089    $885,776
===============================================================================


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

  Since September 26, 1997, the Company has been continuing with its operations as a debtor-in- possession. On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy Court that management believes will permit it to reorganize and provide for payments of creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 6, 1998 at 10:00 am.

     Some of the information provided in the Proposed Plan of Reorganization and the Proposed Disclosure Statement to the Plan of Reorganization are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act. Although the Company's management believes that the expectations reflected in the plan are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such expectations involve know and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward looking statements.

     Based on the following, there can be no assurance that the Company will be able to develop a reorganization plan which will be acceptable to its creditors and which will leave the Company with sufficient assets to continue in operations. There can be no assurance that the Company will not be required to liquidate and discontinue its operations.

Inflation

      The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.




ITEM 7.     FINANCIAL STATEMENTS

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Interline Resources Corporation and Subsidiaries


      We have audited the accompanying consolidated balance sheet of Interline Resources Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has had significant operating losses and has a deficit in working capital. In addition, on September 26, 1997 the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                          TANNER + CO.

Salt Lake City, Utah
February 27, 1998

------------------------------------------------------------------------------





         Assets

Current assets:
   Cash and cash equivalents                                $  1,153,199
   Trade accounts receivable, net                                304,090
   Inventories                                                    24,169
   Notes receivable - current portion                             40,000
   Other current assets                                           21,308
   Current portion of net assets of discontinued operations       67,624
                                                            ------------

            Total current assets                               1,610,390
                                                            ------------

Property, plant and equipment                                  6,100,405

Accumulated depreciation, amortization,  and depletion        (1,791,446)
                                                            ------------

            Net property, plant and equipment                  4,308,959
                                                            ------------

Notes receivable                                                  88,779

Intangible assets, net                                         1,000,000

Net assets of discontinued operations                            616,229
                                                            ------------






            Total assets                                    $  7,624,357
                                                            ============




------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                                    Consolidated Balance Sheet
                                                             December 31, 1997

------------------------------------------------------------------------------





         Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                         $    298,936
   Accrued liabilities                                         1,030,081
   Accrued interest, related party                               885,776
   Notes payable, related party                                2,680,089
   Current portion of long-term debt                             244,266
                                                            ------------

            Total current liabilities                          5,139,148
                                                            ------------

Long-term debt                                                   605,911
Deferred revenue                                                  61,093
                                                            ------------

            Total liabilities                                  5,806,152
                                                            ------------

Commitments and contingencies                                          -

Stockholders' equity:
   Preferred stock - $.01 par value,  25,000,000  shares
     authorized,  1,000,000 series A shares authorized;
     no series A shares issued and outstanding                         -
   Common stock - $.005 par value.  100,000,000 shares
     authorized; 13,974,167 shares issued and outstanding         69,871
   Additional paid-in capital                                  9,185,517
   Retained deficit                                           (7,437,183)
                                                            ------------

            Total stockholders' equity                         1,818,205
                                                            ------------

            Total liabilities and stockholders' equity      $  7,624,357
                                                            ============


------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Operations
                                                      Years Ended December 31,
------------------------------------------------------------------------------

                                                    1997        1996
                                                ------------------------

Revenue                                           $4,827,969  $6,953,796

Direct costs                                       3,734,992   5,846,062
                                                ------------------------

Gross margin                                       1,092,977   1,107,734
                                                ------------------------

Selling, general and administrative expenses       1,455,092   1,749,733
Depreciation, depletion and amortization             756,478     825,500
Research and development                             156,446     616,473
Write-down of asset value                            700,428     374,854
                                                ------------------------

Loss from operations                              (1,975,467) (2,458,826)
                                                ------------------------

Other income (expense):
   Interest expense, net                             (37,043)    (81,871)
   Interest expense, related party                  (480,460)   (405,314)
   Other expenses, net                                     -     (75,000)
   Gain on sale of assets                            488,470      40,180
                                                ------------------------

Loss before income taxes and discontinued         (2,004,500) (2,980,831)
  operations

Income taxes                                               -           -

Discontinued operations:
   Loss from discontinued operations                (113,040) (1,631,501)
   Loss on disposal of discontinued operations       (46,799)          -
                                                ------------------------

Loss from discontinued operations                   (159,839) (1,631,501)
                                                ------------------------

Net loss                                        $(2,164,339) $(4,612,332)
                                                ========================

Loss per common share                           $     (.15)  $     (.32)
                                                ========================

------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity

                                        Years Ended December 31, 1997 and 1996
------------------------------------------------------------------------------

                               Preferred Stock           Common Stock       Additional
                         --------------------------------------------       Paid-In        Retained
                           Shares        Amount       Shares     Amount     Capital        Deficit      Total
                         ----------------------------------------------------------------------------------------

Balance,
January 1, 1996              -          $   -        13,951,052  $69,755   $8,574,383     $(660,512)  $7,983,626

Shares issued for            -              -            15,000        75      11,175           -         11,250
services

Shares issued as
payment of note payable      -              -           108,115       541     599,459           -        600,000

Net loss
December 31, 1996            -              -                -         -         -        (4,612,332)  (4,612,332)
                         -----------------------------------------------------------------------------------------

Balance,
December 31, 1996            -              -         14,074,167    70,371   9,185,017    (5,272,844)   3,982,544

Shares received and
retired in genesis
agreement                    -              -           (100,000)     (500)       500            -           -

Net loss
December 31, 1997            -              -                 -        -         -        (2,164,339)  (2,164,339)
                         -----------------------------------------------------------------------------------------

Balance,
December 31, 1997            -          $   -         13,974,167   $69,871   $9,185,517  $(7,437,183)  $1,818,205
                         ==========================================================================================



------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
                                                      Years Ended December 31,
------------------------------------------------------------------------------


                                                    1997          1996
                                                ---------------------------
Cash flows from operating activities:
   Net loss                                     $ (2,164,339) $ (4,612,332)
   Adjustment to reconcile net loss to net cash
      provided by
     (used in) operating activities:
      Depreciation, depletion and amortization       756,478     825,500
      Write-down of technology and marketing rights  700,428     374,854
      Gain on disposal of assets                    (488,470)    (40,180)
      Common stock issued for services                     -      11,250
      (Increase) decrease in:
         Accounts receivable                         356,891    (429,334)
         Inventories                                 (23,497)     18,186
         Other current assets                         20,373      51,623
         Other assets                                      -    (136,441)
      Increase (decrease) in:
         Accounts payable                           (585,177)    157,026
         Accrued liabilities                       1,282,858     197,686
         Deferred revenue                           (266,046)     75,968
                                                ------------------------
         Net cash (used in) continuing operations   (410,501) (3,506,194)
         Cash provided by (used in) discontinued
           operations                              2,483,473  (1,153,537)
                                                ------------------------

               Net cash provided by (used in)
               operating activities                2,072,972  (4,659,731)
                                                ------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                      738,002      59,508
   Decrease in notes receivable                       49,011      50,648
   Purchase of property, plant and equipment        (153,378)    (46,319)
                                                ------------------------

               Net cash provided by
               investing activities                  633,635      63,837
                                                ------------------------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt          -   4,258,521
   Payments on long-term debt                     (2,461,077)          -
                                                ------------------------

               Net cash provided by (used in)
               financing activities               (2,461,077)  4,258,521
                                                ------------------------

            Net increase (decrease) in cash          245,530    (337,373)

Cash, beginning of year                              907,669   1,245,042
                                                ------------------------

Cash, end of year                               $  1,153,199  $  907,669
                                                ========================


------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
                                                                     Continued

------------------------------------------------------------------------------


                                                    1997        1996
                                                ------------------------

Supplemental Disclosure of Cash Flow Information

   Actual cash amounts paid for:

         Interest                               $    133,747  $ 326,080
                                                ========================

         Income taxes                           $       -     $     -
                                                ========================


Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended December 31, 1996, the following transactions occurred:

   Property and equipment with an aggregate value of $185,082 was purchased with debt.

   Property and equipment was sold in exchange for payment of long-term debt of $413,547.

   The Company acquired all of the remaining assets and assumed certain liabilities from a joint venture operation for common stock, a note payable, and deferred revenue. The net assets purchased consisted of the following:


Accounts receivable                                   $    362,609
Prepaid expenses                                             5,158
Property and equipment                                   1,877,911
Intangible assets                                           10,565
Accounts payable                                          (473,684)
Accrued expenses                                           (22,363)
                                                       ------------

Net assets purchased                                     1,760,196

Less common stock issued                                  (600,000)
Less amount financed with note payable                  (2,027,911)
Deferred revenue                                           750,000
                                                      ------------

            Net cash received                         $    117,715
                                                      ============

------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements

                                                   December 31, 19979 and 1996
------------------------------------------------------------------------------

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


Business Activity
The Company's principal segments of operations consist of the following industries:

   Oil and Gas
   The Company's operations primarily involves natural gas processing and gathering, crude oil gathering, fractionation, marketing of natural gas liquids, and oil and gas productions. The gas is processed and fractionated into its constituent natural gas liquid products and remaining residue gas. Residue gas is sold into a major interstate pipeline and the natural gas liquid products are sold to both end users and other major refineries for further refinement.


   Used Oil Technology
   The Company has a license to market a technology which refines various types of oils, producing a usable product. The Company's marketing efforts extend to a worldwide market. Revenues are generated through consultation regarding the process and royalties on the technology.


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

------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies (Continued)

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

Segment information concerning oil and gas reserves and related disclosures are not presented since the operations are included in discontinued operations and they are not significant in relation to the financial statements taken as a whole.

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

                                                           Estimated
                                                             Useful
                                                              Life

   Buildings and equipment                                 15-25 years
   Equipment and vehicles                                   3-10 years


------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies (Continued)

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

Loss Per Common Share
Loss per share of common stock is calculated based on the weighted average number of common shares outstanding during the period.

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



------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

2. Going Concern
The Company has sustained significant operating losses in 1997 and 1996, is currently in default on notes payable obligations, and it has taken longer than projected to bring the re-refining technology to economic viability. This has caused the Company to incur more research and development costs than originally projected. In addition, the Company filed on September 26, 1997 a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These factors create an uncertainty about the Company's ability to continue as a going concern.

The Company has made continuous efforts to negotiate settlements and to sell certain of its assets to satisfy claims, obligations and to obtain profitable operations. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of certain of its assets, and attaining future profitable operations. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.


3. Notes Receivables and Deferred Revenue
The Company entered into a contract to modify and refurbish a plant for another entity. During 1993, the construction was complete and the Company began receiving payments for this construction. Terms of the agreement stipulate that the Company will be reimbursed at the rate of 200% of its actual costs. Payments are received based on the incremental margin of liquid prices charged over the revenue expected from gas sales. At December 31, 1997, the note receivable balance totaled approximately $129,000 of which $40,000 is due in 1997. Since payment of the note is contingent upon future earnings, an amount totaling approximately $61,000 has been recorded as deferred revenue and is recognized when payments are received. Income related to this note of $16,000 and $24,033 was recognized as income on the note during the years ended December 31, 1997 and 1996, respectively.

------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

3. Notes Receivables and Deferred Revenue (Continued)

During 1997, the Company created an allowance for a note receivable, as follows:

  Note receivable due December 31, 1997 and
  currently in default, unsecured with no stated
  interest                                                   $    300,000

  Allowance                                                      (300,000)
                                                             -------------

                                                             $         -
                                                             =============



4. Property and Equipment

Property and equipment at December 31, 1997 consists of the following:


  Land                                   $    134,535
  Vehicles                                    129,273
  Machinery and equipment                   4,828,404
  Buildings and structures                    728,877
  Office furniture and equipment              279,316
                                         ------------

                                            6,100,405

Less accumulated depreciation,
    amortization, and depletion            (1,791,446)
                                         ------------

                                         $  4,308,959
                                         ============




------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------


5. Technology and Marketing Rights
During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil. The Company is currently in negotiations with several entities who desire to use its refining process. The Company capitalized approximately $2,230,000 of patent, engineering, and other costs related to this agreement from 1993 to 1997. The Company historically has evaluated the value of its technology and marketing rights based on comparing the unamortized balance to undiscounted projected operating income over the remaining technology and marketing rights amortization period. The Company is currently involved in litigation regarding the possible violation of certain aspects of the exclusive world wide technology and marketing rights. The litigation is in preliminary stages and no trial dates have been set.


As a result of the uncertainty of future operating results and the litigation relating to the technology and marketing rights, the Company has made a one time charge at December 31, 1997 of $700,428. These rights are being amortized on a straight-line basis over seven and seventeen years. Amortization expense of $175,563 and $168,874 was recorded during the years ended December 31, 1997 and 1996, respectively, and accumulated amortization after the one time charge at December 31, 1997, totaled $1,228,684.


6. Notes Payable Related Party
Notes payable to a related party at December 31, 1997 are comprised of the following:


Note payable to a shareholder  of the Company with interest at a rate of 12%, in default,  secured by common stock,  convertible to common stock at the lesser of
$3.20 per share or 80% of the average  closing price for shares of the Company's
common  stock  for  five   consecutive   trading  days  preceding  the  date  of
conversion:                                                                          $1,500,000


Note payable to a shareholder  of the Company with interest at a rate of 16%, in default,  secured by common stock,  convertible to common stock at the lesser of
$3.12 per share or 80% of the average  closing price for shares of the Company's
common  stock  for  five   consecutive   trading  days  preceding  the  date  of
conversion:                                                                          $  930,089


-------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



6. Notes Payable Related Party (Continued)



Unsecured  note payable to a shareholder  of the Company with interest at a rate of 12%, in default, convertible in full to 67,750 shares of the Company's common
stock:                                                                               $  250,000
                                                                                    ------------

                                                                                   $  2,680,089
                                                                                   =============

The notes payable to a shareholder of the Company are in default. The note agreements provide that upon default of any of these notes payable, each other note also enters default status. The notes also provide that upon default, certain default interest rates become effective immediately. Such interest rates are reflected above. Under terms of the notes, the Company cannot declare, authorize, or commit to pay any dividends or other distributions on equity securities until the notes are satisfied in full.


7. Long-Term Debt

Long-term debt at December 31, 1997, is as follows:


Notes payable to various financial institutions bearing interest at between 6.8%
and 11.25%, due in combined monthly  installments of $5,621 including  interest,
secured by real est$te:                                                              $ 485,175

Notes payable to  shareholders  due in 1996,  interest  accruing at between
6.5% and 12%, unsecured:                                                               115,334

Notes  payable  to  various  financial  institutions,  due in  combined  monthly installments  of $3,971,  including  interest at rates  between  7.9% and 11.9%,
secured by vehicles, inventories, equipment, and receivables:                           49,588

Capital lease obligations (see note 8)                                                 200,080
                                                                                    ------------

                                                                                       850,177

Less current portion of long-term debt                                                (244,266)
                                                                                    ------------

Net long-term debt                                                                $    605,911
                                                                                  ==============


------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

7. Long-Term Debt (Continued)

Future maturities of long-term debt as of December 31, 1997 are as follows:


   Year                                   Amount
                                       ------------
   1998                                $    244,266
   1999                                     131,064
   2000                                      63,960
   2001                                      30,066
   2002                                      33,079
   Thereafter                               347,742
                                       ------------

                                       $    850,177
                                       ============



8. Capital Leases
The Company has entered into several noncancellable capital leases for equipment. The leases have between two and five year lease terms, aggregate monthly payments total $12,297. The assets under capital leases have been capitalized at an aggregate cost of $575,516 and accumulated amortization of these costs totaled $197,356 at December 31, 1997. Future minimum lease payments are as follows:


   Year                                     Amount
                                         ------------
   1998                                  $     87,477
   1999                                       101,679
   2000                                        34,879
                                         ------------

Total minimum lease payments                  224,035

Less amount representing interest             (23,955)
                                         ------------

Present value of minimum lease payments  $    200,080
                                         ============



9. Income Taxes
Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.


------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

The Company's income tax (expense) benefit differed from the statutory federal rates as follows:


                                    1997          1996
                                ----------------------------

Statutory rate applied to loss
before taxes                    $    700,000  $  1,568,000
State income taxes                   108,000       226,000
Increase in valuation allowance     (808,000)   (1,794,000)
                                -----------------------------

                                $      -      $      -
                                =============================



Significant   components  of  the  Company's   deferred  tax  (assets)  and  tax
liabilities at December 31, 1997 are as follows:


Depreciation                                           $    843,000
Revenue recognition on construction contracts                23,000
Net operating losses                                     (3,485,000)
Capital loss carryover and nondeductible accruals           (77,000)
Valuation allowance                                       2,696,000
                                                       -------------
                                                       $        -
                                                       =============



The Company has approximately $9,500,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2012. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized. In addition, the Company has $207,000 of capital loss carryforwards available to offset income.


9. Income Taxes (Cntinued)

It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. Consequently, a valuation allowance has been established to offset any tax asset.


10.Discontinued Operations

As part of the Company's restructuring, to reduce expenses, and to satisfy claims and other obligations, the Company has sold or discontinued several segments of its operations during the years ended December 31, 1997 and 1996.


------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

The Company, during 1997, sold for $4,014,604 its oil and gas producing and gathering system in Utah. The Company realized a gain of $2,087,717 on the disposal of these operations.


The Company, under a court settlement, agreed to give the Genesis plant, its ownership in a joint venture and pay $750,000 to its joint venture partner. The Company received back 100,000 shares of its common stock and was released from further liability relating to the Genesis plant. The $750,000 was accrued at December 31, 1997 and was paid subsequent to December 31, 1997. The Company realized a loss of $2,134,516 on the disposal of the Genesis plant.


During 1997, in an effort to increase cash flow and reduce expenses, the Company discontinued Gagon.


Condensed discontinued operations are as follows for the years ended December 31, 1997 and 1996:


                                     Year Ended December 31, 1997
                         ----------------------------------------------------
                           Gagon        Oil and Gas     Genesis     Total
                         ----------------------------------------------------

Revenue                  $2,327,601     $632,048      $1,160,520  $4,120,169
Costs and expenses       (2,332,210)    (549,435)     (1,351,564) (4,233,209)
                         ----------------------------------------------------

Net loss before income       (4,609)      82,613        (191,044)   (113,040)
taxes
                         ----------------------------------------------------
Income taxes                    -            -               -          -
                         ----------------------------------------------------

Net loss                 $  (4,609)     $82,613       $(191,044)   $(113,040)
                         ====================================================




                                     Year Ended December 31, 1996
                         ------------------------------------------------------
                           Gagon        Oil and Gas     Genesis     Total
                         ------------------------------------------------------

Revenue                  $6,346,036     $2,296,780     $1,415,180  $10,057,996
Costs and expenses       (8,368,893)    (1,623,592)    (1,697,012) (11,689,497)
                         ------------------------------------------------------

Net loss before income   (2,022,857)       673,188       (281,832)  (1,631,501)
taxes
                         ------------------------------------------------------
Income taxes                    -            -               -          -
                         ------------------------------------------------------

Net loss                 $ (2,022,857)  $  673,188     $(281,832)  $(1,631,501)
                         ======================================================





10.Related Transactions

Interest expense recorded for related party notes payable (see note 7) totaled $15,210 and $8,000 for 1997 and 1996, respectively.



------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

11.Common Stock

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


12.Write-Down of Asset Value

During 1997, the Company took a one time write-down of capitalized technology costs totaling $700,428 (see note 5). During 1996, the Company adopted the Financial Accounting and Standards Board's Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. During 1996, the Company wrote down receivables totaling $374,854. The fair value was based upon the estimated economic recovery value of the assets.


13.Stock Option Plan

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


------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

All options are exercisable after six months and have a maximum term not to exceed five years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 90 days from the date of termination.


A schedule of options and warrants at December 31, 1997 is as follows:


                                 Number of         Option Price
                                  Options            Per Share
                                ----------------------------------

Outstanding at December 31,      1,091,500        $ 1.08 - 5.65
1996
  Granted                           15,000             4.50
  Expired                         (372,334)            4.50
                                ----------------------------------

Outstanding at December 31,        734,166        $ 1.08 - 5.65
1997
                                ==================================




Options exercisable and shares available for future grant are as follows:


                                 December 31,
                           ------------------------
                               1997        1996
                           ------------------------

Options exercisable             734,166   1,091,500
Shares available for grant    1,015,834     908,500




------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------

14.Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                       December 31,
                              ----------------------------
                                    1997          1996
                              ----------------------------

Net loss - as reported        $ (2,164,339)  $ (4,612,332)
Net loss - pro forma          $    264,310   $ (5,665,328)
Loss per share - as reported  $       (.15)  $      (.32)
Loss per share - pro forma    $       (.17)  $      (.40)
                              -----------------------------




------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------



14. Stock-Based Compensation (Continued)
The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         December 31,
                                    -----------------------
                                       1997        1996
                                    -----------------------

Expected dividend yield                $   -       $   -
Expected stock price volatility          146%        107%
Risk-free interest rate                  4.5%        4.5%
Expected life of options               5 years     5 years
                                    -----------------------



The weighted average fair value of options granted during 1997 and 1996 are $1.50 and $2.88, respectively.


The following table summarized information about fixed stock options outstanding at December 31, 1997:


                      Options Outstanding              Options Exercisable
            -------------------------------------------------------------------
                           Weighted
                           Average
            Number         Remaining    Weighted    Number         Weighted
Range of    Outstanding    Contractual  Average     Exercisable    Average
Exercise    at             Life         Exercise    at             Exercise
Prices      12/31/97       (Years)      Price       12/31/97       Price
-------------------------------------------------------------------------------

$  .64      650,000          .64         1.08       650,000        1.08
 4.5-5.65    84,166         2.57         4.71        84,166        4.71
-------------------------------------------------------------------------------
$.64-5.65   734,166          .86         1.50       734,166        1.50
===============================================================================




------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------




15. Segment Information
The Company has operations in the segments of gas processing, technology, marketing rights, and other. The following is a breakdown by segment:


                               1997        1996
                           ------------------------

Capital expenditures:
   Oil and gas             $    149,303 $   208,719
   Used oil refining                  -       3,733
   Other                          4,075      18,949
                           ------------------------

                  Total    $    153,378 $   231,401
                           ========================




Depreciation and amortization:
   Oil and gas             $    524,479 $   516,816
   Used oil refining            170,581     241,192
   Other                         61,418      67,492
                           ------------------------

                  Total    $    756,478 $   825,500
                           ========================




Identifiable assets:
   Oil and gas             $  4,063,606 $ 4,765,986
   Used oil refining          1,072,298   1,981,774
   Other                      1,804,600   1,903,051
   Discontinued                 683,853   3,167,326
                           ------------------------

                  Total    $  7,624,357 $11,818,137
                           ========================




Revenue:
   Oil and gas             $  4,280,278 $ 6,386,232
   Used oil refining            531,991     562,040
   Other                         15,700       5,524
                           ------------------------

                  Total    $  4,827,969 $ 6,953,796
                           ========================



------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------


15.Segment Information (Continued)

                               1997         1996
                           -------------------------

Direct costs:
   Oil and gas             $ (3,502,587) $(5,227,516)
   Used oil refining           (232,405)    (617,561)
   Other                              -         (985)
                           -------------------------

                  Total    $ (3,734,992) $(5,846,062)
                           =========================

Gross margin               $  1,092,977  $ 1,107,734
                           =========================


Operating expenses:
   Oil and gas             $ (1,089,497) $(1,237,216)
   Used oil refining         (1,276,517)  (1,593,500)
   Other                       (702,430)    (735,049)
                           --------------------------

                  Total    $ (3,068,444) $(3,565,765)
                           ==========================

Loss from operations       $ (1,975,467) $(2,458,031)
                           ==========================


16.Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $3,454 and $5,615 for the years ended December 31, 1997 and 1996, respectively.


17.Fair Value of Financial Instruments
None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.



------------------------------------------------------------------------------

                              INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                     Notes to Consolidated Financial Satements
                                                                     Continued
------------------------------------------------------------------------------



18.Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.



Earnings per share information in accordance with SFAS 128 is as follows:


                                     Year Ended December 31, 1997
                                -----------------------------------
                                   Loss       Shares     Per-Share
                                (Numerator)(Denominator)   Amount
                                -----------------------------------

Net loss                       $(2,164,339)
Less preferred stock
  dividends                          -
                               -------------
Basic EPS
Loss available to
  common stockholders           (2,164,339)  13,974,167   $  (.15)
                                                         ===========
Effect of Dilutive
Securities
Stock options and warrants           -            -
                               -------------------------
Diluted EPS
Loss to common
  stockholders plus assumed
  conversions                  $(2,164,339)   1,394,167   $  (.15)
                               =====================================

                                     Year Ended December 31, 1996
                                -----------------------------------
                                   Loss       Shares     Per-Share
                                (Numerator)(Denominator)   Amount
                                -----------------------------------

Net loss                       $ 4,612,332
Less preferred stock
  dividends                          -
                               -------------
Basic EPS
Loss available to
  common stockholders           4,612,332   14,074,137   $  (.32)
                                                         ===========
Effect of Dilutive
Securities
Stock options                         -            -
                               -------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                  $4,612,332   14,074,137    $ (.32)
                               =====================================




19.Contingency
As part of the construction of the used oil refinery plants and the sale of the technology to outside parties, the contracts include certain guarantees of performance by the plants and the sold technology. Should the guarantees of performance not be met, the contracts provide for certain concessions to be made by the Company.





------------------------------------------------------------------------------

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:
 .
   Name                      Age         Position

   Michael R. William         46         Director/Chairman/CEO/President

   Mark W. Holland            41         Director/Chief Financial Officer

   Michael A. Megee           51         Director/Vice President
                                         President, Interline Energy Services



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

     Mark W. Holland. Mr. Holland has been employed as a Controller for the Company since 1989 and was appointed Chief Financial Officer in 1994. On May 16, 1997, Mr. Holland was appointed as a Director of the Company. From 1983 to 1989 Mr. Holland was employed by Savage Industries, Inc. as an accountant and as a Controller for the Ideal Corporation and Cornelius Development Corporation subsidiaries. Mr. Holland received his Certified Public Accountant certification in 1989. Mr. Holland received his Bachelor of Science degree in Accounting and Business Administration from Southern Utah State College in 1983.


------------------------------------------------------------------------------

     Michael A. Megee. Mr. Megee has been employed as President of the oil and gas operations since joining the Company in 1994. On September 18, 1997 Mr. Megee was appointed as a Director and Vice President of the Company. Mr. Megee has 25 years experience in the energy industry, with emphasis on business development, economic analysis, and management of oil and gas pipelines, chemicals, coal, and gas processing. Mr. Megee has an accounting degree from Lamar University in Texas, and was previously employed with Gulf Oil and Coastal Corporation prior to joining the Company.


-------------------------------------------------------------------------------


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

                                            SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                                                                       -----------------------------------
                                          Annual Compensation               Awards             Payouts
                                      ----------------------------     ---------------------------------------------
(a)                      (b)        (c)         (d)       (e)         (f)          (g)         (h)         (i)
                                                          Other                                            All
Name and                                                  Annual        Restrict    Options/    LTIP       Other
Principal                           ($)         ($)       Compen-       Stock       SAR's       Payouts    Compen-
Postition                Year       Salary      Bonus     sation($)     Awardsm($)  (#)         ($)        sation($)
--------------------------------------------------------------------------------------------------------------------

Michael R. Williams      1997       $156,216    $-0-      $-0-          $-0-        7,500(1)    $-0-       $-0-
 President, CEO          1996       $168,000    $-0-      $-0-          $-0-        7,500(1)    $-0-       $-0-
 Chairman                1995       $198,000    $-0-      $-0-          $-0-        7,500(1)    $-0-       $-0-


LaMar Gagon              1997       $33,679     $-0-      $-0-          $-0-            0       $-0-       $-0-
 Director/President      1996      $100,000     $-0-      $-0-          $-0-       24,167(2)    $-0-       $-0-
 Gagon                   1995      $100,000     $-0-      $-0-          $-0-        7,500(2)    $-0-       $-0-

---------------------------------------------------------------------------------------------------------------------

1. According to the Company's 1994 Officers and Directors Stock Option Plan which was approved by the Company's shareholders on May 10, 1994, Mr. Williams was granted 7,500 shares of the Company common stock on March 1, 1995, March 1, 1996 and March 1, 1997 at a price of $4.50.

2. According to the Company's 1994 Officers and Directors Stock Option Plan which was approved by the Company's shareholders on May 10, 1994, Mr. Gagon was granted 7,500 shares of the Company common stock on March 1, 1995, March 1, 1996 and March 1, 1997 at a price of $4.50. Mr. Gagon was granted 16,667 shares of the Company's stock at an exercise price of $4.50 per share, according to a stock option grant approved by shareholders on June 15, 1995. The option was not exercisable until the expiration of six months from the date of shareholders approval. On May 1, 1997, Mr. Gagon resign his positions as Director and Officer of the Company.

     The Company provides health and life insurance to its employees, including its officers and certain directors.


Stock Options Granted During 1997

   The following table provides information on grants of stock options during 1997 to the persons named in the Summary Compensation Table above.


                             OPTION GRANTS IN 1997
-------------------------------------------------------------------------------
                                   Individual
                                     Grants
-------------------------------------------------------------------------------
        (a)               (b)            (c)          (d)            (e)
-------------------------------------------------------------------------------
                                      % of Total
                                      Options        Exercise
                        Options       Granted to     or Base
                        Granted       Employees      Price        Expiration
        Name              (#)            in          ($/Sh)          Date
                                      Fiscal Year
-------------------------------------------------------------------------------
  Michael R. Williams    7,500           25%         $4.50         3/1/02
-------------------------------------------------------------------------------





Option Values at December 31, 1997

   No options were exercised during 1997 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 1997 owned by the people named in the Summary Compensation Table above.


                                        AGGREGATE OPTION EXERCISED IN 1997
                                          AND YEAR-END 1997 OPTION VALUES
-----------------------------------------------------------------------------------------------------------------
        (a)               (b)            (c)                   (d)                             (e)
-----------------------------------------------------------------------------------------------------------------
                                                           Number of                   Value of Unexercised
                                                     Unexercised Options at          In-the-Money Options at
                                                       Year End 1997 (#)               Year End 1997 ($)(1)
                         Shares
                       Acquired on      Value
        Name            Exercise       Realized    Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------

  Michael R. Williams     -0-            -0-         388,000           -0-           $  -0-             -0-
------------------------------------------------------------------------------------------------------------------




(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 1997 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the obtain by a licensed stock broker on December 31, 1997 ($0.0625).

Employment Agreements

   The Company has no written employment agreement with any officers or directors. Effective November 1997, Michael R. Williams monthly salary was reduced from $14,000 to $10,417 by the Company.

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


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

   A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 14, 1998 by: (i) each officer and director of the Company;
(ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.


Name and Address                                            Percentage
of Beneficial Owner                   Shares Owned(1)         Owned

Michael R. Williams (2)(3)              3,130,506              21%
160 W. Canyon Crest Rd.
Alpine, UT  84004

Mike Mcgee (2)(6)                          15,000              0%
4010 South Poplar Street
Casper, Wyoming  82601

Maurice D. Sabbain (4)                  2,120,416             14.5%
c/o Fortress RE
262 East Morehead St.
P.O. Box 700
Burlington, NC  27216

Mark W. Holland (2)(5)                    232,220              1.6%
160 W. Canyon Crest Rd.
Alpine, UT  84004

All Officers and Directors              3,377,726               23%
as a Group (3 persons)

Total Shares Issued and                14,608,826              100%
Outstanding(1)


     (1) As of April 6, 1998 there were 14,074,160 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 534,666 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 14,608,826 shares issued and outstanding.

     (2)  These individuals are the officers and directors of the Company.

     (3) Mr. Williams is a Director and the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,628,056 beneficially owned, 104,450 shares owned by his minor children and 398,000 shares issuable upon the exercise of currently exercisable options.

     (4) Includes 2,052,666 shares which are owned directly by Mr. Sabbah and 67,750 shares which may be issued upon the conversion of outstanding debt instrument. The number of shares indicated excludes 29,000 shares owned by Mr. Sabbah's daughter and 25,000 shares owned by Mr. Sabbah's wife, as to both of which Mr. Sabbah disclaims beneficial ownership, and any shares issuable upon conversion of an aggregate of $5,000,000 of debt instruments issued by the Company which are convertible into shares of common stock because of defaults on those debt instruments.

     (5)  Mr.  Holland is Director and Chief  Financial  Officer of the Company.
          The number of shares indicated as owned by Mr. Holland includes 178,054 directly owned by Mr. Holland and 54,166 shares which may be issued upon the exercise of a currently exercisable stock option.

     (6) Mr. Megee is a Director and Executive Vice President of the Company. The number of shares indicated as owned by Mr. Megee is 15,000 shares which may be issued upon the exercise of a currently exercisable stock option.


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

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 6% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1997 was as follows:


                                   Total Amount             Unpaid as of
     Lender                        of Loans                 12/31/97
-------------------------------------------------------------------------------

  Michael R. Williams              $89,519                  $ -0-
  Timothy G. Williams              $19,000                  $9,000
  Gearle D. Brooks                 $79,985                  $21,491


   As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1997 was as follows:


                                   Total Amount             Unpaid as of
     Lender                        of Loans                 12/31/97
-------------------------------------------------------------------------------

  Michael R. Williams              $165,000                  $ -0-
  Timothy G. Williams              $60,000                   $ -0-
  Gearle D. Brooks                 $75,000                   $64,843



   As of April 6, 1998, the Company has not paid the following three Senior Securities notes due to Maurice D. Sabbah, a shareholder of the Company, totaling $2,530,089 and associated interest due September 1, 1996. As a result, loans from this person are currently in default.

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

   B. Reports on Form 8-K. The Company filed two reports on Form 8-K during the fiscal year ended December 31, 1997.


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

   10.13             Amoco Processing/Transportation Agreement       N/A
                     (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

   10.14             PSI Assignment Agreement                        N/A
                     (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

   10.15             Dukeun Industrial Company Agreements            N/A
                     (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

   10.16             Bahrain and Singapore Agreement                 N/A
                     (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

   10.17 Genesis Petroleum - Salt Lake, L.L.C Agreements N/A (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

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

   10.19             Note Purchase Agreement - Maurice Sabbah        N/A
                     (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

   10.20             Note Purchase Agreement - Maurice Sabbah        N/A
                     (Incorporated by Reference to Form 8-K
                     dated June 27, 1996)

   10.21             Transpacific Industries License Agreements

   10.22 Q Lube Inc. Letter Agreement -- Termination of License and Technology Disclosure Agreement and Related Agreements

   10.23 Questar Asset Agreement - Utah Oil and Gas Sale (Incorporated by Reference to Form 8-K dated May 12, 1997)

   10.24             Genesis Petroleum Settlement Agreement
                     (Incorporated by Reference to Form 8-K
                     dated January 27, 1998)

   21.1              Subsidiaries of Registrant


REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 1998    INTERLINE RESOURCES CORPORATION


                              By/s/ Michael R. Williams
                              --------------------------------
                                 Michael R. Williams
                                 CEO/President
                                 Principal Executive Officer
                                 Director


                              By/s/ Mark W. Holland
                              --------------------------------
                                Mark W. Holland
                                Chief Financial Officer



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date                    Title                Signature

April  6, 1998        CEO/President          /s/ Michael R. Williams
                      and Director           Michael R. Williams

April  6, 1998        Director/              /s/ Michael A. Megee
                      Secretary              Michael A. Megee