Form 10QSB
period 1998-03-31
INTERLINE RESOURCES CORP
filed 1998-05-15
CIK 841533

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended March 31, 1998
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

 Securities registered pursuant to Section 12(g) of the Exchange
                              Act:



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

Common stock outstanding at May 12,  1998 - 14,074,167 shares of
$.005 par value Common stock.



            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           FORM 10-QSB
                 INTERLINE RESOURCES CORPORATION

                        TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1         Financial Statements

          Condensed Consolidated Balance Sheet at
          March 31, 1998

          Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows for three months ended March 31, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operation


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

                         March 31, 1998








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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of March 31, 1998, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.



                         INTERLINE RESOURCES CORPORATION
                                  AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheet
                                    (Unaudited)






                                                          March 31,
                                                            1998
[/CAPTION]

Assets

Current assets:
  Cash and cash equivalents                                $345,656
  Accounts receivable - trade                               309,644
  Inventories                                                25,339
  Note receivable - current portion                          40,000
  Net assets of discontinued operations                     609,054
  Other current assets                                       17,412

     Total current assets                                 1,347,105

Property, plant and equipment                             6,122,353
Accumulated depreciation and depletion                   (1,928,328)

     Net property, plant & equipment                      4,194,025

Note receivable                                              88,779
Technology and marketing rights                             966,561


        Total assets                                     $6,596,470

The accompanying notes are an integral part of these consolidated condensed financial statements.


                         INTERLINE RESOURCES CORPORATION
                                 AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheet
                                    (Unaudited)


                                                           March 31,
                                                             1998

[/CAPTION]

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                         $349,186
  Accrued liabilities                                       249,109
  Accrued interest, related party                           974,250
  Note payable, related party                             2,680,089
  Current portion of long-term debt                         253,109

     Total current liabilities                            4,505,743

Long-term debt less current maturities                      569,513
Deferred income                                              61,093

     Total liabilities                                    5,136,349

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares              -
     authorized; 0 series A shares issued and o/s
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,074,167 shares
     issued and outstanding at March 31, 1998                70,371
  Additional paid-in capital                              9,209,017
  Retained earnings                                      (7,819,267)

       Total stockholders' equity                         1,460,121

       Total liabilities & stockholders' equity          $6,596,470

The accompanying notes are an integral part of these consolidated condensed financial statements.


                               INTERLINE RESOURCES CORPORATION
                                      AND SUBSIDIARIES
                        Condensed Consolidated Statement of Operations
                                          (Unaudited)


                                                        Three months ended

                                                             March 31,

                                                    1998              1997
[/CAPTION]

Revenue                                            $897,570       $1,928,089

Direct costs                                        670,878        1,359,533

Gross margin                                        226,692          568,556

Selling, general and
   administrative expenses                          292,394          438,315
Research and development                             23,446           97,759
Depreciation, depletion and amortization            170,321          199,670

 (Loss) from operations                            (259,469)        (167,188)

Other income (expense) net
  Interest income (expense), net                    (10,086)         (15,350)
  Interest expense, related party                   (88,475)        (121,187)
  Gain from sale of assets                             -             773,818

Income (loss) before discontinued operations       (358,030)         470,093

Discontinued operations
  Income (loss) from discontinued operations        (24,054)        (291,058)
  Gain (loss) on disposal of
   discontinued operations                             -                -

  Total (loss) from discontinued operations         (24,054)        (291,058)

Net Income (loss)                                 ($382,084)        $179,035

Earning per share
  Income (loss) from continuing operations           ($0.03)           $0.03
  Income (loss) from discontinued operations         ($0.00)          ($0.02)

  Income (loss) per common share:                    ($0.03)           $0.01

Weighted average shares o/s                      14,074,167       14,074,167

The accompanying notes are an integral part of these consolidated condensed financial statements.


                               INTERLINE RESOURCES CORPORATION
                                       AND SUBSIDIARIES
                        Condensed Consolidated Statement of Cash Flows
                                          (Unaudited)






                                                            Three months ended

                                                                March 31,

                                                           1998           1997

[/CAPTION]


Cash flows from operating activities:
  Net  income (loss)                                     (382,084)      179,035
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortization                170,321       199,670
  Gain on disposal of asset                                  -         (773,818)
  Common Stock issued for services                         24,000          -
  (Increase) decrease in:
     Accounts receivable                                   (5,554)     (917,736)
     Inventories                                           (1,170)      (14,314)
     Other current assets                                   3,896        (9,077)
     Note receivable                                         -           10,785
  Increase (decrease) in:
     Accounts payable                                      50,250       170,456
     Accrued liabilities                                 (780,972)       63,985
     Accrued interest, related party                       88,474        31,187
     Deferred income                                         -          (65,117)

      Net cash (used) by operating activities            (832,839)   (1,124,944)

Cash flows from investing activities:
  Proceeds from sale of equipment                            -          508,611
  Proceeds from sale of joint venture                        -          500,000
  Purchase of intangible assets                              -           (9,316)
  Net assets of discontinued operations                    74,799       (32,628)
  Purchase of property, plant & equipment                 (21,948)     (119,664)

  Net cash provided (used in) investing activities         52,851       847,003


The accompanying notes are an integral part of these consolidated condensed financial statements.




                  INTERLINE RESOURCES CORPORATION
                          AND SUBSIDIARIES
                Consolidated Statement of Cash Flows
                            (Unaudited)



                                                           Three months ended

                                                                March 31,

                                                           1998          1997
[/CAPTION]


Cash flows from financing activities:
  Proceeds from debt obligations                             -             -
  Payment on long-term debt                               (27,555)     (388,358)

  Net cash provided (used) by financing activities        (27,555)     (388,358)

Net increase (decrease) in cash                          (807,543)     (666,299)

Cash, beginning of year                                 1,153,199       907,668

Cash,  end of  quarter                                    345,656       241,369





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


Contingencies
During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At March 31, 1998, the remaining liability on the note was approximately $97,144.

The Company's used oil refinery technology was acquired by it under the terms of an agreement between the Company as purchaser and Petroleum Systems, Inc. ("PSI") as seller. The agreement provided for the payment of royalties to PSI pursuant to the terms of the Agreement. The Company and PSI became involved in a dispute as to the certain royalty matters, and in connection therewith, the Company and PSI were involved in an arbitration proceeding. PSI claim against the Company is for $450,000. On July 29, 1997, PSI filed a lawsuit against the Company in the Third Judicial District Court of the State of Utah seeking to reacquire all of the technology rights it had previously assigned to the Company. The Company intends to vigorously defend this litigation. The financial statements present an amount that management believes would be payable should the litigation rule in favor of the plaintiff. There is no assurance that the amount will be the final outcome.

        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements




The Company was a partner in several joint ventures. The joint ventures have incurred debt related to the development of the project. The Company is continently liable for the debt. The debt totals approximately $1,400,000 at March 31, 1998.


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


Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $316 and $1,101 for the three months ended March 31, 1998 and 1997, respectively.

Reclassification
Certain amounts in the prior years financial statements have been reclassified to conform to the March 31, 1998 presentation.

Discontinued Operations
The financial statements for all periods presented reflect the revenues and expenses generated from the assets of the Utah oil and gas operations, Gagon Mechanical construction and manufacturing operations and the Salt Lake City refinery operations under the caption "Income (loss) from discontinued operations." The related assets and liabilities of Gagon Mechanical have been presented on the balance sheet under caption "net assets of discontinued operations."

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

     On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy Court that management believes will permit it to reorganize and provide for payment to creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 14, 1998 at 2:30 p.m.

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

     The Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, from time to time the Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. The plant processed a total of 78,100 gallons a day of natural gas liquids for the three months ended March 31, 1998 compared to 74,114 gallons a day for the three months ended March 31, 1997. Of the total gallons processed 9,039 gallons per day was for the Company and 69,061 gallons per day for others, as compared to 23,663 and 50,451gallons per day respectively in 1997. In October KN Gas Gathering began processing approximately 20,000 gallons per day at Well Draw under an agreement which extends to March 31, 1998. Because of the pricing in the local market, in April of 1998, the Company was informed by KN Gas Gathering of its intentions not to process their liquids during the summer months. KN Gas Gathering informed the Company that they anticipate they would resume processing starting September 1998.


     The Company's natural gas liquids transportation operation transported approximately 18 million gallons of raw and finished products during 1997. The Company operates four tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

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

     During 1997, the following three events occurred, and have been classified and presented in the financial statement as discontinued operations. Readers of the condensed financial statements should keep in mind that prior comparative information in this report have been changed to reflect these events.

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

     Effective September 30, 1997, the Company reclassified the operations of the Genesis Refinery and joint venture into "discontinued operations". The change in accounting treatment was due to the belief of Company's management that it will not retain the refinery and ownership in the joint venture. Subsequently, on December 23, 1997 the Company and Genesis Petroleum entered into an agreement to settle all claims. (See Legal Proceeding) The consolidated statement of operations presented for the three months ended March 31, 1998 and 1997 reflect the revenue and expense relating to Genesis Refinery under caption "Income (loss) from discontinued operations".

     Utah Oil and Gas Operations: As disclosed in previous SEC filings, on May 1, 1997, the Company sold all assets of its Utah oil and gas operations. The consolidated statement of operations presented for the three months ended March 31, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations.".

     Gagon Mechanical Operations: In May 1997, the Company discontinued the operations of Gagon Mechanical. The consolidated statement of operations presented for the three months ended March 31, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated balance sheet for quarter ended March 31, 1998 reflect all assets and liabilities relating to the operations under caption "Net assets of discontinued operations".

Total Revenues

     Revenues decreased $1,030,519 or 53.45%, to $897,570 for the three months ended March 31, 1998 as compared to $1,928,089 for the three months ended March 31, 1997. The revenue decrease included a $681,361 or 46.47%, decrease in oil and gas revenues; and an $357,858, or 77.50%, decrease in used oil refining revenues and an $8,700 increase in other revenues. The oil and gas revenue decrease was attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms. The Company's total revenues, on a segment basis, for three months ended March 31, 1998 and 1997 were as follows:






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




     Revenues For Three Months Ended March 31, 1998 and 1997

                                %                    %
                 1998                 1997

Oil and Gas      $784,985  87.46%   $1,466,346  76.05%
Used Oil          103,885  11.57%      461,743  23.95%
refining
Other               8,700    .97%            0    .00%

Total            $897,570    100%   $1,928,089    100%
Revenue


Oil and Gas Revenues
     Oil and gas revenues contributed approximately 87.46% of total revenues for the three months ended March 31, 1998, as compared to approximately 76.05% for the three months ended March 31, 1997. Revenues decreased $681,361 or 46.47% to $784,985 for the three months ended March 31, 1998 as compared to $1,466,346,for the three months ended March 31, 1997.

     The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $681,361 or 46.47% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms.

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




     Used oil refining revenues contributed 11.57% of total revenues for the three months ended March 31, 1998 compared to 23.95% for the three months ended March 31, 1997. The revenues decreased $357,858, or 77.5%, to $103,885 for the three months ended March 31, 1998 compared to $461,743 for the three months ended March 31, 1997. Revenues for the three months ended March 31, 1997 were mainly derived from the marketing agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea for $400,000, and engineering revenues of $60,000 attributed to the Australia refinery. During the three months ended March 31, 1998 and 1997, the Company received no revenues for royalties for it used oil technology.
     The results of the Salt Lake City refinery operations during the three months ended March 31, 1998 and 1997, are reflected in the consolidated statement of operations under the caption "Income (loss) from discontinued operations".

Direct Costs
     Direct costs decreased $688,655, or 50.65%, to $670,878 for the three months ended March 31, 1998 compared to $1,359,533 for the three months ended March 31, 1997. The decrease of $688,655 for the three months ended March 31, 1998 was mainly attributed to a decrease in the Company's oil and gas revenues. As a percent of revenues, direct costs increased to 74.74% for the three months ended March 31, 1998 compared to 70.51% for the three months ended March 31, 1997. This 4.23% of revenue increase is mainly attributed the marketing agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea for $400,000 during the three months ended March 31, 1997. Without the revenues associated from this marketing agreement during 1997, direct cost as a percent of revenues would have been 88.97% for the three months ended March 31, 1997 compared to 74.74% for the three months ended March 31, 1998.

Selling, General and Administrative
     Selling, general and administrative expenses decreased $145,921, or 33.29%, to $292,394 for the three months ended March 31, 1998 compared to $438,315 for the three months March 31, 1997. As a percent of revenues, selling, general and administrative expenses were 32.58% for the three months ended March 31, 1998 compared to 22.73% for the three months ended March 31, 1997. During 1997, the Company's management developed a plan to increase cash flow and reduce expenses. Part of the plan included a reduction of personnel, including both management and operations personnel. During 1997, the Company reduce 3 management positions and 25 operational positions. During 1998, the Company reduced an additional 4 management positions and 2 operational positions. The Company did incur outside legal fees of $30,617 for the three months ended March 31, 1998 compared to $27,162 for the three months ended March 31, 1997. This $3,455 increase was attributed to the Company's legal proceedings and bankruptcy filing.

Depreciation and Amortization
     Depreciation and amortization expenses decreased $29,349, or 14.70%, to $170,321 for the three months ended March 31, 1998 compared to $199,670 for the three months ended March 31, 1997. As a percent of revenues, depreciation and amortization expenses increased to 18.98% for the three months ended March 31, 1998 compared to 10.36% for the three months ended March 31, 1997.

Research and Development
     Research and development expenses decreased $74,313, or 76.02%, to $23,446 for the three months ended March 31, 1998 compared to $97,759 for the year ended March 31, 1997. As a percent of revenues, research and development expenses decreased to 2.61% for the three months ended March 31, 1998 compared to 5.07% for the three months ended March 31, 1997.
     Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

 (Loss) from operations
     Loss from operations increased $92,281, or 55.20%, to $259,469 for the three months ended March 31, 1998 compared to a $167,188 loss for the three months ended March 31, 1997. The $92,281 increase was mainly attributed to a marketing agreement with Dukeun Industrial Compay, Ltd. of Seoul, South Korea for $400,000 during the three months ended March 31,1997. Without the revenues associated with the marketing agreement, the Company's loss from operations would of been $567,188 for the three months ended March 31, 1997 compared to $259,469 for the three months ended March 31, 1998. Without the revenues associated with the marketing agreement, loss from operations would have decreased by $307,719. This decrease was attributed to a decrease in selling, general and administrative expense of $145,921, or 33.29%, to $292,394 for the three months ended March 31, 1998 compared to $438,315 for the three months ended March 31, 1997. The Company also decrease research and development expenses by $74,313, or 76.02%, to $23,446 for three months ended March 31, 1998 compared to $97,759 for the three months ended March 31, 1997.

Other income (expenses)
     Interest expenses decrease $5,264, or 34.29%, to $10,086 for the three months ended March 31, 1998 compared to $15,350 for the three months end March 31, 1997. The decrease was mainly attributed to a decrease in the Company's debt obligations during 1997.
     Interest expense to a related party decreased $32,712 or 26.99%, to $88,475 for the three months ended March 31, 1998 compared to $121,187 for the three months ended March 31, 1997. The decrease in interest to a related party was attributed to the note balance being $5,030,089 during the three months ended March 31, 1997, and the note balance being $2,680,089 during the three months ended March 31, 1998. During 1997, the Company paid the related party $2,350,000. The $2,350,000 was all applied to principle.

     For the three months ended March 31, 1998 the Company had no gain or loss on sale of assets compared to $773,818 for the three months ended March 31, 1997. This gain on sale of assets of $773,818 for the three months ended March 31,1997 was attributed to a gain of $500,000 on the sale of its 40% interest in the U.K. Refinery and a gain of $273,818 on the sale of two compressors and two generators.





(Loss) from discontinued operations.
     Loss from discontinued operations decreased $267,004, or 91.74%, to $24,054 for the three months ended March 31, 1998 compared to a loss of $291,058 for the three months ended March 31, 1997. Income from the Utah oil and gas operation (sold May 1, 1997) decreased $82,331, or 100%, to -0- for the three months ended March 31, 1998 compared to income of $82,331 for the three months ended March 31, 1997. Losses attributed to the Genesis refinery (discontinued September 30, 1997) decreased $122,743, or 100%, to $-0- for the three months ended March 31, 1998 compared to $122,743 for the three months ended March 31, 1997. Losses from the Gagon Mechanical (discontinued May 1, 1997) decreased $226,592, or 90.40%, to $24,054 for the three months ended March 31, 1998 compared to $250,646 for the three months ended March 31, 1997. The Company's total income or loss from discontinued operations, on a segment basis, for the three months ended March 31, 1998 and 1997 were as follows:

           Income (Loss) From Discontinued Operations
       For The Three Months Ended March 31, 1998 and 1997



                1998          1997     Change        %

Utah Oil and         $0    $82,331  - $82,331  100.00%
Gas
Gagon          - 24,054  - 250,646    226,592   90.40%
Mechanical
Genesis               0  - 122,743    122,743  100.00%
Refinery


Total          -$24,054  -$291,058   $267.004   91.74%



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

     The Company's operations used $832,839 of cash for the three months ended March 31, 1998 compared to $1,124,944 cash used in operations for the three ended March 31, 1997. Of the $832,839 cash used in operations for the three months ended March 31, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1 - Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in operations for the three months ended March 31, 1998 was $82,839. The decrease in cash used in operations was mainly attributed to changes implemented by management. During 1997, the Company's management developed a plan to increase cash flow and reduce expenses. The plan included the following:

          In May of 1997, the Company discontinued the Gagon
       Mechanical operations and has been subcontracting any work formerly done by Gagon. In the year ended December 31, 1997 Gagon's loss from discontinued operations was $4,609 compared to a loss of $2,022,857 for the year ended December 31, 1996. In the three months ended March 31, 1998 Gagon's loss from discontinued operations was $24,054 compared to a loss of $250,646 for the three months ended March 31, 1997.

          During 1997, the Company reduced its workforce by 28 jobs. Included in the reduction was 3 management positions and 25 operational positions. This reduction in workforce reduced the Company's salaries and wages by approximately $550,000.
       During the first five months of 1998, the Company reduced
     an additional 4     management positions, 1 operational
     position and 1 clerical position.

     3. During 1997, the Company received proceeds in the amount of $5,014,024 on the sale of assets and reduced debt by $2,461,077. Included in assets sold, was the Company's Utah oil and gas operations (Monument Butte) for $4,000,000, the 40% interest in Interline (UK) Joint Venture for $500,000 in which the Company has received 200,000, the sale of two compressors for $502,111 located in Wyoming and other equipment and vehicles for $11,913. Subsequent to March 31, 1998, the Company sold the Gagon Mechanical construction equipment, parts and salvage material for the sum of $65,000. The Company has also accepted an offer on the Gagon Mechanical building, located in Sandy, Utah for $885,106. Net proceeds to the Company after commissions and closing costs will be approximately $550,000. The closing is scheduled for May 27, 1998.

          On September 30, 1997, the Company deemed its Salt Lake
       Refinery operation to be a discontinued operation. Subsequently, on December 23, 1997, the Company entered into a agreement with Genesis Petroleum, Inc. to settle all claims between both parties.


          The agreement resulted in the Company transferring all its rights to the Salt Lake Refinery, the payment of $750,000 (made on January 29, 1997) and granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. In the year ended
       December 31, 1997 loss from the Salt Lake Refinery was
       $191,044 compared to $281,832 for the year ended December
       31, 1996. For the three months ended March 31, 1998 there where no losses compared to $122,743 for the three months ended March 31, 1997.


          During 1997, the Company reduced capital expenditures from continuing operations by $78,023, to $153,378 for the year ended December 31, 1997 compared to $231,401 for the year ended December 31, 1996. For 1998, the Company has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. Capital expenditures from continuing operations for the three months ended March 31, 1998 were $21,948 compared to $119,664 for the three months ended March 31, 1997.


     During 1997, the Company paid a related party $2,350,000 of which $2,200,000 was proceeds from the sale of the Utah oil and gas operations and $150,000 was proceeds from the sale of two compressor located in the Wyoming operations. The $2,350,000 was all applied to principal. As of December 31, 1997 the balance owed to the related party is $2,680,089 in principal and $974,250 in interest.

     Note Payable and Accrued Interest Due to Related Party

                     Inter   Current    Accrued
        Initial        est
          Balance     Rate
                            Balance   Interest

Note 1    $250,000     12%  $250,000    $97,411
Note 2   1,500,000     12%  1,500,00    329,425
Note 3     780,089     16%         0    463,350
Note 4   2,500,000     16%   930,089     84,064

Total   $5,030,089        $2,680.089   $974,250



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

       Since September 26, 1997, the Company has been continuing with its operations as a debtor-in-possession. On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy


Court that management believes will permit it to reorganize and provide for payments of creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 14, 1998 at 2:30 p.m.

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


Petroleum Systems Inc.
     The Company has executed license agreements with licensees to utilize Interlines used oil technology received from Petroleum System, Inc. ("PSI") through an assignment agreement of certain patent rights. Under the assignment agreement the Company is obligated to pay royalties to PSI for those Interline plants using PSI technology. The Company and PSI have been involved in a dispute as to what payments the Company owes PSI under the assignment agreement. The Company and PSI were first involved in an arbitration proceeding to determine the issues between them, but PSI discontinued resolution through arbitration. PSI claim against the Company is for $450,000. The Company intends to vigorously defend this litigation. The financial statements present an amount that management believes would be payable should the litigation rule in favor of the plaintiff. There is no assurance that the amount will be the final outcome.



     On July 29, 1997, PSI filed a lawsuit against the Company in the third Judicial District
Court of the State of Utah alleging that the Company was in breach of the assignment agreement and that is should be allowed to re-acquire all of the technology rights assigned to the Company through the assignment agreement. PSI filed its complaint and the Company has answered, but no other pleading have been filed.

     As discussed below, on September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 of the United States Bankruptcy Code and is now continuing its operations as a debtor-in-possession. PSI's claims for royalties under the assignment agreement, as well as its allegations that the Company is in breach of the assignment agreement is before the Bankruptcy Court and those issues will be resolved in the Bankruptcy proceeding. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for June 5, 1998 at 10:00 a.m. and June 8, 1998 at 10:00 a.m.

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

     On January 23, 1998, the Company filed a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Plan of Reorganization with the U.S. Bankruptcy Court that management believes will permit it to reorganize and provide for payments of creditors and preserve the interest of its shareholders. A hearing is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for the approval of the Disclosure Statement on May 14, 1998 at 2:30 p.m.

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


Item 2. Changes in Securities:
         None

Item 3. Defaults Upon Senior Securities:

      The Company is currently in default on notes due to a shareholder (See Liquidity and Capital Resources).

Item 4. Submission of Matters to a Vote of Security Holders:
         None

Item 5. Other Information:

      The Company announced on August 13, 1997 that the American Stock Exchange (AMEX) made a final determination to delist the Company from the AMEX's Emerging Company marketplace.
      As of May 12, 1998, a market is being made of the Company's common stock on the NASD Bulletin Board under symbol "IRCE".

Item 6(a). Exhibits:
         None

Item 6(b) Form 8-K:
         None

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1998               INTERLINE RESOURCES CORPORATION




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

Date               Title               Signature

May  12, 1998 CEO/President  /s/ Michael R. Williams
              and Director       Michael R. Williams

May 12, 1998  Director/      /s/ Michael A. Megee
              Secretary          Michael A. Megee