Form 10QSB
period 1998-06-30
INTERLINE RESOURCES CORP
filed 1998-08-17
CIK 841533

------------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended June 30, 1998
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
      (Exact name of small business issuer as specified in its charter)

                 Utah                                   87-0461653
      ------------------------------------      ----------------------------
      (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)                identification No.)


                 160 West  Canyon  Crest  Road,  Alpine,  UT 84004
                 -------------------------------------------------
                      (Address  of principal executive offices)

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

     Common stock  outstanding  at August 13, 1998 - 14,074,167  shares of $.005
par  value   Common   stock.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                               TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                   Page

            Condensed Consolidated Balance Sheet at
            June 30, 1998                                            1

            Condensed Consolidated Statement of Operations for the
            three and six months ended June 30, 1998 and 1997        3

            Condensed Consolidated Statements of Cash Flows for
            six months ended June 30, 1998 and 1997                  4

            Notes to Condensed Consolidated Financial Statements     6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9


PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                       21

Item 2      Changes in the Securities                               22

Item 3      Defaults Upon Senior Securities                         22

Item 4      Submission of Matters to a Vote of Security Holders     22

Item 5      Other Information                                       23

Item 6(a)   Exhibits                                                23

Item 6(b)   Reports on Form 8-K                                     23

            Signatures                                              24

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

                                June 30, 1998





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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of June 30, 1998, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                        INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)




                                                          June 30,
                                                           1998
                                                         ----------

Assets

Current assets:
  Cash and cash equivalents                              $981,458
  Accounts receivable - trade                             390,373
  Income taxes receivable                                  40,000
  Inventories                                              19,566
  Note receivable - current portion                        55,700
  Net assets of discontinued operations                      -
  Other current assets                                     20,095
                                                        -----------

     Total current assets                               1,507,192

Property, plant and equipment                           6,092,014
Accumulated depreciation and depletion                 (2,039,145)
                                                       ------------

     Net property, plant & equipment                    4,052,869

Note receivable                                            78,756
Technology and marketing rights                           933,121
                                                       ------------

    Total assets                                       $6,571,938
                                                       ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                          June 30,
                                                            1998
                                                         ----------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $359,280
  Accrued liabilities                                     288,829
  Accrued interest, related party                       1,063,706
  Note payable, related party                           2,680,089
  Current portion of long-term debt                       262,627
  Other current liabilities                                20,127
                                                      -------------

     Total current liabilities                          4,674,658
                                                      -------------

Long-term debt less current maturities                    529,443
Deferred income                                           206,313
                                                      -------------
     Total liabilities                                  5,410,414

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares
     authorized; 0 series A shares issued and o/s            -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,074,167 shares
     outstanding at June 30, 1998                          70,371
  Additional paid-in capital                            9,209,017
  Retained earnings                                    (8,117,864)
                                                     --------------

      Total stockholders' equity                        1,161,524
                                                     --------------
      Total liabilities & stockholders' equity         $6,571,938
                                                     ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)



                                                 Three months ended               Six months ended
                                                      June 30,                        June 30,
                                             -----------------------------  ----------------------------
                                                 1998           1997             1998           1997
                                             ------------------------------ ----------------------------

Revenue                                        $788,063       $813,499        $1,685,633    $2,741,588

Direct costs                                    559,802       $590,766         1,230,680     1,950,299
                                             ------------------------------ ----------------------------

Gross margin                                    228,261        222,733          454,953       791,289

Selling, general and
   administrative expenses                      221,415       $261,996           513,809       700,311
Research and development                         25,640        $19,397            49,086       117,156
Depreciation, depletion                         169,729       $187,734           340,050       387,404
         amortization
                                             ------------------------------ ----------------------------
 (Loss) from operations                        (188,523)      (246,394)         (447,992)     (413,582)

Other income (expense) net
  Interest income (expense)                     (11,023)       ($8,901)          (21,109)      (24,251)
  Interest expense, related party               (89,456)     ($202,396)         (177,931)     (323,583)
  Gain (loss) from sale of assets                 1,334          ($698)            1,334       773,120
                                             ------------------------------ ----------------------------

Income (loss) before discontinued operati       (287,668)     (458,389)         (645,698)       11,704

Discontinued operations
  Income (loss) from discontinued operati        (29,814)    ($232,180)          (53,868)     (523,236)
  Gain on disposal of discontinued operat         18,885    $2,087,717            18,885     2,087,717
                                             ------------------------------ ----------------------------

  Total discontinued operations                  (10,929)    1,855,537           (34,983)    1,564,481

Net Income (loss)                              ($298,597)   $1,397,148         ($680,681)   $1,576,185
                                             ============================== ============================

Earning per share
  Loss from continuing operations                 ($0.02)       ($0.03)            ($0.05)       $0.00
  Income from discontinued operations             ($0.00)        $0.13             ($0.00)       $0.11
                                             ------------------------------ ----------------------------

  Income (loss) per common share:                 ($0.02)       ($0.10)            ($0.05)       $0.11
                                             ============================== ============================

Weighted average shares o/s                   14,074,167    14,074,167         14,074,167   14,074,167
                                             ============================== ============================



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six months ended
                                                                June 30,
                                                          1998           1997
                                                         ---------------------

Cash flows from operating activities:
  Net  income (loss)                                    (680,681)    1,576,185
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortizatio                340,050       510,042
  Gain on disposal of asset                                1,334      (773,120)
  Common Stock issued for services                        24,000          -
  (Increase) decrease in:
     Accounts receivable                                 (86,283)      (73,054)
     Inventories                                           4,603       (54,715)
     Other current assets                                  1,213       (13,503)
     Note receivable                                     (45,677)       16,203
  Increase (decrease) in:
     Accounts payable                                     60,344    (1,037,845)
     Accrued liabilities                                (741,252)      253,923
     Accrued interest, related party                     177,930      (276,415)
     Other current liabilities                            20,127       137,610
     Deferred income                                     145,220      (102,770)
                                                       -----------  -----------

      Net cash (used) by operating activi               (779,072)      162,541

Cash flows from investing activities:
  Proceeds from sale of equipment                          4,700       524,768
  Proceeds from sale of joint venture                       -          500,000
  Purchase of intangible assets                             -          (16,988)
  Net assets of discontinued operations                  683,853     1,599,791
  Purchase of property, plant & equipment                (23,115)     (265,486)
                                                       -----------  -----------

  Net cash provided (used in) investing activities       665,438     2,342,085



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Six months ended
                                                         June 30,
                                                ---------------------------
                                                   1998           1997

Cash flows from financing activities:
  Proceeds from debt obligations                     -               -
  Payment on long-term debt                       (58,107)      (2,043,403)
                                                -----------     -----------

  Net cash provided (used) by financing a         (58,107)      (2,043,403)
                                                -----------     -----------

Net increase (decrease) in cash                  (171,741)         461,223


Cash, beginning of year                         1,153,199        1,090,810
                                                -----------     ------------

Cash,  end of  quarter                            981,458        1,552,033
                                                ===========     ============

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

Contingencies

During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At June 30, 1998, the remaining liability on the note was approximately $92,145.

The Company has executed license agreements with licensees to utilize Interlines used oil technology which includes technology received from Petroleum System, Inc. ("PSI") through an assignment agreement of certain patent rights (PSI technology). Under the assignment agreement the Company is obligated to pay royalties to PSI for those Interline plants using PSI technology. The Company and PSI have been involved in a dispute as to what payments the Company owes PSI under the assignment agreement. The Company and PSI were first involved in an arbitration proceeding to determine the issues between them, but PSI discontinued resolution through arbitration and on July 29, 1997 filed a lawsuit against the Company and its wholly owned subsidiary Interline Hydrocarbons in the Third Judicial District Court of the State of Utah ("State Court Action") alleging that the Company was in breach of the assignment agreement and that PSI should be allowed to re-acquire all of the technology rights assigned to the Company through the assignment agreement. PSI filed its complaint and the Company has answered, but no other pleadings have been filed. As a result of the bankruptcy proceeding and its procedural rules the State Court Action was stayed.

On March 26, 1998, PSI filed claim against the Company in the bankruptcy proceeding seeking royalties of $420,000, asserting breaches of the assignment agreement and requesting the return of a prototype production device ("Baby M") held by the Company. The Company filed an objection to the claim, and a trial of the claims was held on June 5 and 8, 1998. After hearing testimony of witnesses, receiving exhibits and hearing arguments of counsel, the court entered an

                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

order denying PSI's claim for $420,000, ordering that the Company to return Baby M to PSI and denying all other claims brought by PSI.

On May 29, 1998, PSI filed a motion for relief from automatic stay in the bankruptcy court seeking the right to proceed with its State Court Action against the Company and its subsidiary Interline Hydrocarbons. After argument and hearing, the bankruptcy court requested counsel for PSI to prepare an order granting relief from the automatic stay. The Company has objected to the proposed order granting relief from the automatic stay and a hearing is set before the court on August 13, 1998.

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

Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $1,011 and $1,095 for the three months ended June 30, 1998 and 1997, respectively.

Reclassification
Certain amounts in the prior years financial statements have been reclassified to conform to the June 30, 1998 presentation.

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

                                  PART 1 - ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Utah 84004 (801) 756-3031. Interline Resources Corporation (the "Company"), a Utah corporation, is engaged in two areas of business, each operating as separate subsidiaries: Interline Hydrocarbon Inc., a Wyoming corporation, which commercializes the Company's used oil refining technology; and Interline Energy Services, Inc., a Wyoming corporation, which manages the Company's oil and gas operations located in Wyoming.

      The Company has invested substantial resources commercializing a used oil refining technology and has signed license agreements with companies in England, South Korea, Dubia, Australia and Spain. The Company's first used oil refinery was constructed in Salt Lake City, Utah in 1996The Company's oil and gas operations consist of natural gas gathering, natural gas processing and oil well production all located in Wyoming.

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

     On June 18, 1998, the Company filed a Plan of Reorganization and Disclosure Statement to the Plan of Reorganization with the United States Bankruptcy Court for the District of Utah, Central Division. On July 14, 1998, the Company's Plan of Reorganization and Disclosure Statement to the Plan of Reorganization was approved and circulation thereof authorized by the United States Bankruptcy Court for the District of Utah, Central Division. A hearing on confirmation of
the  Plan  of   Reorganization   and   Disclosure   Statement  to  the  Plan  of
Reorganization is scheduled with the United States Bankruptcy Court for the District of Utah, Central Division, for August 27, 1998.

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

     While the Company's Plan of Reorganization and Disclosure Statement have been approved by the Court and sent to all appropriate parties, its acceptance and confirmation is subject to their approval. There can be no assurance that the Plan of Reorganization proposed by the Company or as it may be amended will be acceptable to its creditors and leave the Company with sufficient assets to continue its operations. There can be no assurance that the Company will not be required to liquidate and discontinue its operations.

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

      At the Well Draw Gas Plant ("Well Draw"), self-generation of electric power was replaced in February with commercial power supplied by Pacific Power and the two gas engine generator sets were sold. This change reduced the Plant's reliance on field gas for fuel, and also is a reflection of the declining availability of field gas for fuel. Operations at Well Draw during 1997 continued to be geared primarily towards fractionation and marketing of natural gas liquids trucked into the plant from various gas plants located in the eastern half of Wyoming.

      The Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, from time to time the Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. The plant processed a total of 60,664 gallons a day of natural gas liquids for the three months ended June 30, 1998 compared to gallons a day for the three months ended June 30, 1997. Of the total gallons processed 9,540 gallons per day was for the Company and

51,124 gallons per day for others, as compared to 65,142 and 10,124 gallons per day respectively in 1997. In October of 1997, KN Gas Gathering ("KN") began processing approximately 20,000 gallons per day at Well Draw under an agreement which extends to March 31, 1998. During April and May of 1998, KN elected not to process their liquids at the Well Draw Gas Plant. During June of 1998, KN resumed the processing agreement with the Company on a month to month basis. During June and July of 1998, the Company processed approximately 20,000 and 40,000 gallons a day respectively.

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

      Interline Hydrocarbon - Used Oil Refining.

     Revenues to the Company, from its used oil refining technology can come from five sources: 1) profits made from constructing a used oil plant, 2) granting exclusive territories to licensee, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating Plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) rather than build plants, sell the construction plans and provide consultation and expertise so that the customer can build the Plant.

     Based on the experiences with the four Plants that have been built by the Company, management's current feelings are to not be in the construction business. Further, until the Company gets in better financial condition, it is not in a position to take interests in operating Plants. Management believes that the best way for it to capitalize on the technology is to sell the construction plans for a Plant and provide consultation services to the purchaser.

      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery. The plant will be located in Madrid, Spain. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline will receive a $534,000 engineering and licensing payment and receive a running royalty of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up.

      It has also become evident to management that demanding royalties based on production in many situations and countries is difficult. Unless and until the rerefined oil produced in a Plant can be sold at higher values based on pricing similar to base lubricating oils, on-going royalties based on production is difficult to obtain. The most viable opportunities management has discovered are in countries that have governmental concessions resulting in economic incentives for collecting and processing used oil. This reality has been seen in both Korea, where the royalty was terminated for the first plant, and England where, as described previous filings, the royalties were reduced and not payable until profitable.

      Management still believes that there exists economic justification and interest in the technology. The Company continues to improve the technology, and on May 28, 1998 filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Austrialian and Spanish Plants. While management continues to receive inquiries about the technology, the Company is selective as to potential purchasers. From experience, management is aware of the complicated nature between the balance of supply and demand. Management has become much more selective in its consideration of selling the technology to prospective purchasers and unless favorable conditions exist the Company discourages the purchaser. Management has become much more active in helping potential customers evaluate their end product sales markets.

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

      Effective September 30, 1997, the Company reclassified the operations of the Genesis Refinery and joint venture into "discontinued operations". The change in accounting treatment was due to the belief of Company's management that it will not retain the refinery and ownership in the joint venture. Subsequently, on December 23, 1997 the Company and Genesis Petroleum entered into an agreement to settle all claims. (See Legal Proceeding) The consolidated statement of operations presented for the three and six months ended June 30, 1998 and 1997 reflect the revenue and expense relating to Genesis Refinery under caption "Income (loss) from discontinued operations".

      Utah Oil and Gas Operations: As disclosed in previous SEC filings, on May 1, 1997, the Company sold all assets of its Utah oil and gas operations. The consolidated statement of operations presented for the three and six months ended June 30, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated statement of operations presented for the three and six months ended June 30, 1998 and 1997, reflect the gain or loss on sale of these assets under caption "Gain (loss) on disposal of discontinued operations."


      Gagon Mechanical Operations: In May 1997, the Company discontinued the operations of Gagon Mechanical. The consolidated statement of operations presented for the three and six months ended June 30, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated balance sheet for quarter ended June 30, 1998 reflect all assets and liabilities relating to the operations under caption "Net assets of discontinued operations". The consolidated statement of operations presented for the three and six months ended June 30, 1998 and 1997, reflect the gain or loss on sale of these assets under caption "Gain (loss) on disposal of discontinued operations."


Total Revenues

      Revenues decreased $25,436 or 3.13%, to $788,063 for the three months ended June 30, 1998 as compared to $813,499 for the three months ended June 30, 1997. The revenue decrease included a $18,754 or 2.51%, decrease in oil and gas revenues; and an $15,082, or 23.17%, decrease in used oil refining revenues and an $8,700 increase in other revenues. The Company's total revenues, on a segment basis, for three months ended June 30, 1998 and 1997 were as follows:

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

            Revenues For Three Months Ended June 30, 1998 and 1997


                         1998           %               1997          %
-------------------------------------------------------------------------------

Oil and Gas            $729,663       92.59%         $748,417       92.00%
Used Oil refining        50,000        6.34%           65,082        8.00%
Other                     8,400        1.07%                0         .00%
-------------------------------------------------------------------------------
Total Revenue          $788,063         100%         $813,499         100%
===============================================================================


Oil and Gas Revenues
      Oil and gas revenues contributed approximately 92.59% of total revenues for the three months ended June 30, 1998, as compared to approximately 92% for the three months ended June 30, 1997. Revenues decreased $18,754 or 2.51% to $729,663 for the three months ended June 30, 1998 as compared to $748,417, for the three months ended June 30, 1997.

      The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $18,754 or 2.51% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms.


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

     Used oil refining revenues contributed 6.34% of total revenues for the three months ended June 30, 1998 compared to 8.0% for the three months ended June 30, 1997. The revenues decreased $15,082, or 23.17%, to $50,000 for the three months ended June 30, 1998 compared to $65,082 for the three months ended June 30 1997. The revenue of $50,000 for the three months ended June 30, 1998 was derived from the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company will receive an engineering and licensing payment of $534,000. As of June 30, 1998, the Company received $200,000 from Ecolube. Of the $200,000 received during the three months ended June 30, 1998, $50,000 has been classified as revenue and $150,000 has been classified on the balance sheet as deferred income. During the three and six months ended June 30, 1998 and 1997, the Company received no revenues for royalties for it used oil technology.

      The results of the Salt Lake City refinery operations during the three and six months ended June 30, 1997, are reflected in the consolidated statement of operations under the caption "Income (loss) from discontinued operations".

Direct Costs
     Direct costs decreased $30,964, or 5.24%, to $559,802 for the three months ended June 30, 1998 compared to $590,766 for the three months ended June 30, 1997. The decrease of $30,964 for the three months ended June 30, 1998 was mainly attributed to a decrease in the Company's revenues. As a percent of revenues, direct costs decreased to 71.04% for the three months ended June 30, 1998 compared to 72.62% for the three months ended June 30, 1997. This 1.58% of revenue decrease is mainly attributed a reduction in personnel within the Company's oil and gas operations located in Wyoming.

Selling, General and Administrative
     Selling, general and administrative expenses decreased $40,581, or 15.49%, to $221,415 for the three months ended June 30, 1998 compared to $261,996 for the three months June 30, 1997. As a percent of revenues, selling, general and administrative expenses were 28.10% for the three months ended June 30, 1998 compared to 32.21% for the three months ended June 30, 1997. During 1997, the Company's management developed a plan to increase cash flow and reduce expenses. Part of the plan included a reduction of personnel, including both management and operations personnel. During 1997, the Company reduced 3 management positions and 25 operational positions. During 1998, the Company reduced an additional 4 management positions and 2 operational positions. The Company did incur outside legal fees of $75,380 for the six months ended June 30, 1998 compared to $71,319 for the six months ended June 30, 1997. These legal costs were mainly attributed to the Company's legal proceedings and bankruptcy filing.


Depreciation and Amortization

     Depreciation and amortization expenses decreased $18,005, or 9.59% to $169,729 for the three months ended June 30, 1998 compared to $187,734 for the three months ended June 30, 1997. As a percent of revenues, depreciation and amortization expenses decreased to 21.54% for the three months ended June 30, 1998 compared to 23.08% for the three months ended June 30, 1997.

Research and Development

     Research and development expenses increased $6,243, or 32.19%, to $25,640 for the three months ended June 30, 1998 compared to $19,397 for the year ended June 30, 1997. As a percent of revenues, research and development expenses increased to 3.25% for the three months ended June 30, 1998 compared to 2.38% for the three months ended June 30, 1997.

      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

(Loss) from operations
     Loss from operations decreased $57,871, or 23.49%, to $188,523 for the three months ended June 30, 1998 compared to a $246,394 loss for the three months ended June 30, 1997. The $57,871 decrease in loss from operations was mainly attributed to a decrease in selling, general and administrative expense of $40,581, or 15.49%, to $221,415 for the three months ended June 31, 1998 compared to $261,996 for the three months ended June 30, 1997.

Other income (expenses)
     Net interest income (expense) increased $2,122, or 23.84%, to $11,023 for the three months ended June 30, 1998 compared to $8,901 for the three months end June 30, 1997. The net increase was mainly attributed to a decrease in interest earned on the Company's money market and interest bearing accounts.

     Interest expense to a related party decreased $110,972 or 54.83%, to $91,424 for the three months ended June 30, 1998 compared to $202,396 for the three months ended June 30, 1997. The decrease in interest to a related party was attributed to the note balance being $5,030,089 during the three months ended June 30, 1997, and the note balance being $2,680,089 during the three months ended June 30, 1998. During 1997, the Company paid the related party $2,350,000. The $2,350,000 was all applied to principle.


(Loss) from discontinued operations.
     Loss from discontinued operations decreased $202,366, or 87.16%, to $29,814 for the three months ended

June 30, 1998  compared to a loss of $232,180  for the three  months  ended
June 30, 1997.  Income (loss) from the Utah oil and gas  operation  (sold May 1,
1997) was $0 for the three month ended June 30, 1998 and 1997. Losses attributed to the Genesis refinery (discontinued September 30, 1997) decreased $203,800, or 100%, to $-0- for the three months ended June 30, 1998 compared to $203,800 for the three months ended June 30, 1997. Losses from the Gagon Mechanical (discontinued May 1, 1997) increased $1,434, or 5.05%, to $29,814 for the three months ended June 30, 1998 compared to $28,380 for the three months ended June 30, 1997. The Company's total income or loss from discontinued operations, on a segment basis, for the three months ended June 30, 1998 and 1997 were as follows:


                   Income (Loss) From Discontinued Operations
                For The Three Months Ended June 30, 1998 and 1997


                              1998           1997         Change         %
-------------------------------------------------------------------------------
Utah Oil and Gas               $0             $0             0          .00%
Gagon Mechanical          -29,814          -28,380        -1,434      -5.05%
Genesis Refinery                0         -203,800      -203,800     100.00%
-------------------------------------------------------------------------------
    Total               - $29,814       - $232,180    - $202,366    - 87.16%
===============================================================================


Liquidity and Capital Resources

      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On going royalty fees will be received only from the Austrilian Plant, when operational, and the Spanish Plant, when constructed and operational. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable. If an acceptable reorganization plan is accepted in the Company's Chapter 11 bankruptcy proceeding, management believes that the Company's cash from its operating activities and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Management has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants

      If the Company is unable to obtain approval of a reorganization plan under its Chapter 11 bankruptcy proceeding, the Company may be compelled to file for liquidation under Chapter 7.

The Company can seek to raise additional financing through the sale of equity, debt and assets but there can be no assurance that the Company will be able to continue its current operations.

      The Company's operations used $779,072 of cash for the six months ended June 30, 1998 compared to cash provided by operations of $162,541 for the six months ended June 30, 1997. Of the $779,072 cash used in operations for the six months ended June 30, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1 Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in operations for the six months ended June 30, 1998 was $4,072.

 Of the $162,541 cash provided by operations for the six months ended June 30, 1997, $400,000 was attributed to a marketing agreement with Dukeun Industrial Company of South Korea. Without the one time payment received from Dukeun, the Company's operations would have used cash of $237,459 for the six months ended June 30, 1997.

     The decrease in cash used by operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc. and the $400,000 payment received from Dukeun Industrial Company) was mainly attributed to changes implemented by management. During 1997 and 1998, the Company's management implemented a plan to increase cash flow and reduce expenses. The plan included the following:

1. In May of 1997, the Company discontinued the Gagon Mechanical operations and has been subcontracting any work formerly done by Gagon. In the year ended December 31, 1997, Gagon's loss from discontinued operations was $4,609 compared to a loss of $2,022,857 for the year ended December 31, 1996. In the six months ended June 30, 1998, Gagon's loss from discontinued operations was $53,868 compared to a loss of $278,328 for the six months ended June 30, 1997.

2. During 1997, the Company reduced its workforce by 28 personnel. Included in the reduction was 3 management positions and 25 operational positions. This reduction in workforce reduced the Company's salaries and wages by approximately $550,000. During 1998, the Company reduced an additional 4 management positions, 1 operational position and 1 clerical position.

3. During 1997, the Company received proceeds in the amount of $5,014,024 on the sale of assets and reduced debt by $2,461,077. Included in assets sold, were the Company's Utah oil and gas operations (Monument Butte) for $4,000,000, the 40% interest in Interline (UK) Joint Venture for $500,000 in which the Company has received 200,000, the sale of two compressors for $502,111 located in Wyoming and other equipment and vehicles for $11,913. On March 1, 1998, the Company sold the Gagon Mechanical construction equipment, parts and salvage material for the sum of $65,000. Also, on May 28, 1998, the Company sold the Gagon Mechanical building, located in Sandy, Utah for $885,106. Net proceeds to the Company after commissions, closing costs and payoff of secured debt was $568,743.

4. On September 30, 1997, the Company deemed its Salt Lake Refinery operation to be a discontinued operation. Subsequently, on December 23, 1997, the Company entered into a agreement with Genesis Petroleum, Inc. to settle all claims between both parties. The agreement resulted in the Company transferring all its rights to the Salt Lake Refinery, the payment of $750,000 (made on January 29, 1997), and granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. In the year ended December 31, 1997 loss from the Salt Lake Refinery was $191,044 compared to $281,832 for the year ended December 31, 1996. For the six months ended June 30, 1998 there where no losses compared to $328,655 for the six months ended June 30, 1997.

5. During 1997, the Company reduced capital expenditures from continuing operations by $78,023, to $153,378 for the year ended December 31, 1997 compared to $231,401 for the year ended December 31, 1996. For 1998, the Company has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. Capital expenditures from continuing operations for the six months ended June 30, 1998 were $23,115 compared to $265,486 for the six months ended June 30, 1997.


     During 1997, the Company paid a related party $2,350,000 of which $2,200,000 was proceeds from the sale of the Utah oil and gas operations and $150,000 was proceeds from the sale of two compressor located in the Wyoming operations. The $2,350,000 was all applied to principal. As of June 30, 1998 the balance owed to the related party is $2,680,089 in principal and $1,063,706 in interest.


             Note Payable and Accrued Interest Due to Related Party

                  Initial        Interest         Current        Accrued
                  Balance          Rate           Balance        Interest
-------------------------------------------------------------------------------

Note 1            $250,000         12%            $250,000       $104,890
Note 2           1,500,000         12%           1,500,000        374,301
Note 3             780,089         16%                   0        500,451
Note 4           2,500,000         16%             930,089         84,064
-------------------------------------------------------------------------------
Total           $5,030,089                      $2,680,089     $1,063,706
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

     On June 18, 1998, the Company filed a Plan of Reorganization and Disclosure Statement to the Plan of Reorganization with the United States Bankruptcy Court for the District of Utah, Central Division. On July 14, 1998, the Company's Plan of Reorganization and Disclosure Statement to the Plan of Reorganization was approved and circulation thereof authorized by the United States Bankruptcy Court for the District of Utah, Central Division. A hearing on confirmation of
the  Plan  of   Reorganization   and   Disclosure   Statement  to  the  Plan  of
Reorganization is schedule with the United States Bankruptcy Court for the District of Utah, Central Division, for August 27, 1998.

Genesis Petroleum Inc.

The Company has previously reported a lawsuit that had been filed against it in the Third Judicial District Court of Salt Lake County, State of Utah, by Genesis Petroleum Inc. ("GPI") for breach of a Sale and Purchase Agreement. Under the Agreement, the Company agreed to purchase GPI's interest in the Salt Lake City used oil refinery that had been operated by a joint venture owned by GPI and a subsidiary of the Company. In July 1997, the Court granted GPI a judgment in the litigation and awarded GPI damages for breach of contract. The Court awarded GPI damages in the amount of $2,320,836, less an offset of the value of the assets which the Company had agreed to purchase from GPI under the Agreement, but as a result of the Company's default, these assets had been retained by GPI. The Company was to present evidence to the Court as to the value of the Plant and the amount of the offset (See Liquidity and Capital Resources). Prior to the Company presenting the Court with such evidence, GPI and another creditor filed a Petition for Involuntary Bankruptcy against the Company.

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


Petroleum Systems Inc.
     The Company has executed license agreements with licensees to utilize Interlines used oil technology which includes technology received from Petroleum System, Inc. ("PSI") through an assignment agreement of certain patent rights (PSI technology). Under the assignment agreement the Company is obligated to pay royalties to PSI for those Interline plants using PSI technology. The Company and PSI have been involved in a dispute as to what payments the Company owes PSI under the assignment agreement. The Company and PSI were first involved in an arbitration proceeding to determine the issues between them, but PSI discontinued resolution through arbitration and on July 29, 1997 filed a lawsuit against the Company and its wholly owned subsidiary Interline Hydrocarbons in the Third Judicial District Court of the State of Utah ("State Court Action") alleging that the Company was in breach of the Assignment agreement and that PSI should be allowed to re-acquire all of the technology rights assigned to the Company through the assignment agreement. PSI filed its complaint and the Company has answered, but no other pleadings have been filed. As a result of the bankruptcy proceeding, and its procedural rules the State Court Action was stayed.

     On March 26, 1998, PSI filed claim against the Company in the bankruptcy proceeding seeking royalties of $420,000, asserting breaches of the assignment agreement and requesting the return of a prototype production device ("Baby M") held by the Company. The Company filed an objection to the claim, and a trial of the claims was held on June 5 and 8, 1998. After hearing testimony of witnesses, receiving exhibits and hearing arguments of counsel, the court entered an order denying PSI's claim for $420,000, ordering that the Company return Baby M to PSI and denying all other claims brought by PSI.

     On May 29, 1998, PSI filed a motion for relief from automatic stay in the bankruptcy court seeking the right to proceed with its State Court Action against the Company and its subsidiary Interline Hydrocarbons. After argument and hearing, the bankruptcy court requested counsel for PSI to prepare an order granting relief from the automatic stay. The Company has objected to the proposed order granting relief from the automatic stay and a hearing is set before the court on August 13, 1998.


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

      As of August 13, 1998, a market is being made of the Company's common stock on the NASD Bulletin Board under symbol "IRCE".


Item 6(a). Exhibits:  None


Item 6(b) Form 8-K:   None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1998              INTERLINE RESOURCES CORPORATION




                                    By:  /s/ Michael R. Williams
                                         ---------------------------------
                                             Michael R. Williams
                                             CEO/President
                                             Principal Executive Officer
                                             Director



                                    By:  /s/ Mark W. Holland
                                         ---------------------------------
                                             Mark W. Holland
                                             Chief Financial Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



   Date                    Title                  Signature
-----------           ---------------          ---------------


August  13, 1998       CEO/President          /s/ Michael R. Williams
                       and Director           Michael R. Williams


August 13, 1998        Secretary/             /s/ Michael A. Megee
                       Director               Michael A. Megee