Form 10QSB
period 1998-09-30
INTERLINE RESOURCES CORP
filed 1998-11-12
CIK 841533

------------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended September 30, 1998
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
      (Exact name of small business issuer as specified in its charter)

               Utah                                         87-0461653
        --------------------                             ---------------
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

Common stock outstanding at November 9, 1998 - 14,074,167 shares of $.005 par value Common stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

-----------------------------------------------------------------------------

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                       Page

            Condensed Consolidated Balance Sheet at
            September 30, 1998                                          1

            Condensed Consolidated Statement of Operations for the
            three and nine months ended September 30, 1998 and 1997     3

            Condensed Consolidated Statements of Cash Flows for
            nine months ended September 30, 1998 and 1997               4

            Notes to Condensed Consolidated Financial Statements        6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9


PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                           21

Item 2      Changes in the Securities                                   23

Item 3      Defaults Upon Senior Securities                             23

 Item 4     Submission of Matters to a Vote of Security Holders         23

Item 5      Other Information                                           23

Item 6(a)   Exhibits                                                    23

Item 6(b)   Reports on Form 8-K                                         23

            Signatures                                                  24

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

      These forward-looking statements are subject to certain risks and uncertainties including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date whereof.

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

                              September 30, 1998



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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 1998, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)


Assets                                       September 30, 1998
                                             ___________________

Current assets:
  Cash and cash equivalents                      $691,235
  Accounts receivable - trade                     593,911
  Income taxes receivable                          40,000
  Inventories                                      35,632
  Note receivable - current portion                55,700
  Net assets of discontinued operations              -
  Other current assets                             49,868
                                              ____________

     Total current assets                       1,466,346

Property, plant and equipment                   6,125,128
Accumulated depreciation and depletion         (2,175,735)
                                              ____________

     Net property, plant & equipment            3,949,393

Note receivable                                    78,756
Technology and marketing rights                   899,682
Net assets of discontinued operations                -
                                              ____________

        Total assets                           $6,394,177
                                              ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)



Liabilities and Stockholders' Equity            September 30, 1998
                                                __________________

Current liabilities:
  Accounts payable                                  $506,785
  Accrued liabilities                                237,600
  Accrued interest, related party                      -
  Note payable, related party                        750,000
  Current portion of long-term debt                  183,707
  Other current liabilities                           20,116
                                                 _____________

     Total current liabilities                     1,698,208
                                                 _____________

Long-term debt less current maturities               589,788
Note payable, related party                        2,850,000
Deferred income                                       56,340
                                                 _____________

     Total liabilities                             5,194,336

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares
     authorized; 0 series A shares issued and o/s       -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,074,167 shares
     outstanding at Sept 30, 1998                     70,371
  Additional paid-in capital                       9,209,017
  Retained earnings                               (8,079,547)
                                                 _____________

       Total stockholders' equity                  1,199,841
                                                 _____________


       Total liabilities & stockholders           $6,394,177
                                                 =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                              Three months ended             Nine months ended
                                                   Sept 30,                       Sept 30,
                                            ______________________      __________________________
                                              1998          1997            1998           1997


Revenue                                     $963,522      $956,156      $2,649,155     $3,697,744

Direct costs                                 606,960       779,925       1,837,640      2,830,224
                                            _______________________     __________________________


Gross margin                                 356,562       176,231         811,515        867,520

Selling, general and
   administrative expenses                   258,137       335,161         771,946        935,472
Research and development                      14,001         5,786          63,087        122,942
Depreciation, depletion and amortization     170,028       191,137         510,078        578,541
                                            _______________________     __________________________

 (Loss) from operations                      (85,604)     (355,853)       (533,596)      (769,435)

Other income (expense) net
  Interest income (expense)                   (6,874)       (9,394)        (27,983)       (33,645)
  Interest expense, related party            130,795       (66,437)        (47,136)      (390,020)
  Gain (loss) from sale of assets                -          16,109           1,334        789,229
                                            _______________________     __________________________

Income (loss) before discontinued operations  38,317      (415,575)       (607,381)      (403,871)


Discontinued operations
  Income (loss) from discontinued operations     -          14,732         (53,868)      (508,502)
  Gain on disposal of discontinued operations    -      (1,567,459)         18,885        520,258
                                            _______________________     __________________________

  Total discontinued operations                  0      (1,552,727)        (34,983)        11,756

Net Income (loss)                            $38,317   ($1,968,302)      ($642,364)     ($392,115)
                                            =======================     ==========================
Earning per share
  Loss from continuing operations              $0.00        ($0.03)         ($0.04)        ($0.03)
  Income from discontinued operations          $0.00        ($0.11)         ($0.00)         $0.00
                                            _______________________     ___________________________

   Income (loss) per common share:             $0.00        ($0.14)         ($0.05)        ($0.03)
                                            =======================     ===========================

Weighted average shares o/s               14,074,167    14,074,167      14,074,167     14,074,167
                                         ==========================     ===========================




The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)



                                                                Nine months ended
                                                                     Sept 30,
                                                               1998          1997
                                                            _________________________

Cash flows from operating activities:
  Net  income (loss)                                        (642,364)     (392,115)
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortizat                      510,078       578,541
  Gain on disposal of asset                                    1,334      (760,258)
  Common Stock issued for services                            24,000           -
  (Increase) decrease in:
     Accounts receivable                                    (289,821)     (226,886)
     Inventories                                             (11,463)      (12,529)
     Other current assets                                    (28,560)      (32,296)
     Note receivable                                         (45,677)       38,742
  Increase (decrease) in:
     Accounts payable                                        207,657      (343,662)
     Accrued liabilities                                    (792,481)       55,269
     Accrued interest, related party                            -          390,020
     Other current liabilities                                20,116           -
     Deferred income                                          (4,753)     (111,159)
                                                          -------------  -----------
      Net cash (used) by operating activities             (1,051,934)     (816,333)

Cash flows from investing activities:
  Proceeds from sale of equipment                              4,700       531,768
  Proceeds from sale of joint venture                            -         500,000
  Purchase of intangible assets                                  -         (23,869)
  Net assets of discontinued operations                      683,853     2,947,316
  Purchase of property, plant & equipment                    (56,036)     (361,589)
                                                          -------------  -----------

  Net cash provided (used in) investing actitivi             632,517     3,593,626



The accompanying notes are an integral part of these consolidated condensed financial statements.

                        INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                    Nine months ended
                                                                        Sept 30,
                                                                 1998            1997
                                                             ___________________________

Cash flows from financing activities:
  Proceeds from debt obligations                                   -              -
  Conversion of related party interest                           34,135
  Payment on long-term debt                                     (76,682)     (2,428,255)
                                                             ___________________________

  Net cash provided (used) by financing                         (42,547)     (2,428,255)
                                                             ___________________________

Net increase (decrease) in cash                                (461,964)        349,038

Cash, beginning of year                                       1,153,199         907,669
                                                             ____________________________

Cash,  end of  quarter                                          691,235       1,256,707
                                                             ============================


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

Contingencies
During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At September 30, 1998, the remaining liability on the note was approximately $89,037.

The Company has executed license agreements with licensees to utilize Interlines used oil technology which includes technology received from Petroleum System, Inc. ("PSI") through an assignment agreement of certain patent rights (PSI technology). Under the assignment agreement the Company is obligated to pay royalties to PSI for those Interline plants using PSI technology.

      The Company has now developed a new technology which does not utilize PSI technology. As a result, on September 10, 1998 the Company reassigned all of the intellectual rights it obtained from PSI under the assignment agreement, back to PSI. The only plants that utilize the PSI technology are the Dubai Plant which has been shut down and essentially abandoned, the Genesis Plant which has been shut down and no longer operates, and the England Plant which currently operates. Under the terms of the assignment agreement, the Company is obligated to assign all royalties payable from plants utilizing PSI technology back to PSI. The Company did so on September 10, 1998.

     PSI has made other claims against the Company which are described in Part II, Item 1. Legal Proceeding.

               INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


      In April of 1997, the Company sold its 40% interest in the England Plant joint venture to John Wheland for $500,000. John Wheland has only paid $200,000 of the purchase price and while the Company has demanded payment of the remaining purchase price the payment remains in dispute. Additionally, in connection with the sale of the Company" interest in the joint venture, the joint venture was to pay the Company $100,000 for certain construction charges and services it performed on the England Plant. The joint venture has not made this payment, and its payment is in dispute. While the Company believes that a settlement of the disputed payments is likely, there can be no assurance that an agreement will be reached. In such an event the Company will seek a legal remedy. The Company's financial statements reflect a doubtful allowance reserve to cover this money due.

Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $987 and $459 for the three months ended September 30, 1998 and 1997, respectively.

Reclassification
Certain amounts in the prior years financial statements have been reclassified to conform to the September 30, 1998 presentation.

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

      The Company has invested substantial resources commercializing a used oil refining technology and has signed license agreements with companies in England, South Korea, Dubia, Australia and Spain. The Company's first used oil refinery was constructed in Salt Lake City, Utah in 1996. The Company's oil and gas operations consist of natural gas gathering, natural gas processing, transportation and oil well production all located in Wyoming.

      On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code. The Company continued its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and were not directly involved in the Bankruptcy Reorganization Proceeding.

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

      On September 10, 1998, the plan of reorganization under Chapter 11 of Interline Resources Corporation was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code have been removed. The Company's motion for final decree is scheduled for November 12, 1998. Interline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement (See Part 1 - Item 2 - Liquidity and Capital Resources) were incorporated in the plan. All other creditors will be paid in full under the plan.

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

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, from time to time the Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. The plant processed and fractionated a total of 86,901 gallons a day of natural gas liquids for the three months ended September 30, 1998 compared to 59,400 gallons a day for the three months ended September 30, 1997. Of the total gallons fractionated and processed, 8,790 gallons per day was for the Company and 78,111 gallons per day for others, as compared to 10,260 and 49,140 gallons per day respectively in 1997. In October of 1997, KN Gas Gathering ("KN") began fractionating and processing approximately 20,000 gallons per day at Well Draw under an agreement which extended to March 31, 1998. During April and May of 1998, KN elected not to fractionate their liquids at the Well Draw Gas Plant. Since June of 1998, KN has resumed the fractionating agreement with the Company on a month to month basis. Since June of 1998, the Company has been fractionating for KN approximately 30,000 gallons a day of natural gas liquids.

      The Company's natural gas liquids transportation operation transported approximately 17 million gallons of raw and finished products during the nine months ended September 30, 1998. The Company operates four tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      Oil and natural gas production from the Company's wells in Wyoming continue to be a small but profitable segment of operations. Although oil and gas prices have declined significantly from historical prices, the Company intends to continue producing these wells.

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

      Effective September 30, 1997, the Company reclassified the operations of the Genesis Refinery and joint venture into "discontinued operations". The change in accounting treatment was due to the belief of Company's management that it will not retain the refinery and ownership in the joint venture. Subsequently, on December 23, 1997 the Company and Genesis Petroleum entered into an agreement to settle all claims. (See Legal Proceeding) The consolidated statement of operations presented for the three and nine months ended September 30, 1998 and 1997 reflect the revenue and expense relating to Genesis Refinery under caption "Income (loss) from discontinued operations".

      Utah Oil and Gas Operations: As disclosed in previous SEC filings, on May 1, 1997, the Company sold all assets of its Utah oil and gas operations. The consolidated statement of operations presented for the three and nine months ended September 30, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated statement of operations presented for the three and nine months ended September 30, 1998 and 1997, reflect the gain or loss on sale of these assets under caption "Gain (loss) on disposal of discontinued operations."

      Gagon Mechanical Operations: In May 1997, the Company discontinued the operations of Gagon Mechanical. The consolidated statement of operations presented for the three and nine months ended September 30, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income
(loss) from discontinued operations." The consolidated balance sheet for quarter ended September 30, 1998 reflect all assets and liabilities relating to the operations under caption "Net assets of discontinued operations". The consolidated statement of operations presented for the three and nine months ended September 30, 1998 and 1997, reflect the gain or loss on sale of these assets under caption "Gain (loss) on disposal of discontinued operations."

Total Revenues for Nine Months Ended September 30, 1998
      Revenues decreased $1,048,589 or 28.36%, to $2,649,155 for the nine months ended September 30, 1998 as compared to $3,697,744 for the nine months ended September 30, 1997. The revenue decrease included a $843,481 or 26.64%, decrease in oil and gas revenues; and a $227,883, or 42.86% decrease in used oil refining revenues and an $22,775 increase in other revenues. The Company's total revenues, on a segment basis, for nine months ended September 30, 1998 and 1997 were as follows:

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

          Revenues For Nine Months Ended September 30, 1998 and 1997

                          1998            %              1997            %
______________________________________________________________________________

Oil and Gas            $2,322,520       87.67%         $3,166,001     85.62%
Used Oil refining         303,860       11.47%            531,743     14.38%
Other                      22,775         .86%               0          .00%
______________________________________________________________________________

Total Revenue          $2,649,155         100%         $3,697,744       100%

==============================================================================

Total Revenues for Three Months Ended September 30, 1998
      Revenues increased $7,366 or .77%, to $963,522 for the three months ended September 30, 1998 as compared to $956,156 for the three months ended September 30, 1997. The revenue increase included a $143,365 or 15.07%, decrease in oil and gas revenues; and a $145,056, or 2948.89%, increase in used oil refining revenues and an $5,675 increase in other revenues. The Company's total revenues, on a segment basis, for three months ended September 30, 1998 and 1997 were as follows:

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


          Revenues For Nine Months Ended September 30, 1998 and 1997

                          1998            %              1997            %
______________________________________________________________________________

Oil and Gas             $807,872        83.85%         $951,237       99.49%
Used Oil refining        149,975        15.57%            4,919         .51%
Other                      5,675          .58%                0         .00%
______________________________________________________________________________

Total Revenue           $963,522          100%          $956,156        100%

==============================================================================


Oil and Gas Revenues
      Oil and gas revenues contributed approximately 83.85% of total revenues for the three months ended September 30, 1998, as compared to approximately 99.49% for the three months ended September 30, 1997. Revenues decreased $143,365 or 15.07% to $807,872 for the three months ended September 30, 1998 as compared to $951,237 for the three months ended September 30, 1997.

      The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $143,365 or 15.07% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms. During 1998, the Company's focus has been on increasing cash flows by increasing the margins as it relates to its liquid purchase contracts.


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

      Used oil refining revenues contributed 15.57% of total revenues for the three months ended September 30, 1998 compared to .51% for the three months ended September 30, 1997. The revenues increased $145,056, or 2948.89%, to $149,975 for the three months ended September 30, 1998 compared to $4,919 for the three months ended September 30, 1997. This revenue increase of $145,056 was mainly derived from the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company will receive an engineering and licensing payment of $534,000. As of September 30, 1998, the Company received $200,000 from Ecolube. During the three and nine months ended September 30, 1998 and 1997, the Company received no revenues for royalties for it used oil technology.

      The results of the Salt Lake City refinery operations during the three and nine months ended September 30, 1997, are reflected in the consolidated statement of operations under the caption "Income (loss) from discontinued operations".


Direct Costs
      Direct costs decreased $172,965, or 22.18%, to $606,960 for the three months ended September 30, 1998 compared to $779,925 for the three months ended September 30, 1997. As a percent of revenues, direct costs decreased to 62.99% for the three months ended September 30, 1998 compared to 81.57% for the three months ended September 30, 1997. The decrease of $172,965 for the three months ended September 30, 1998 was mainly attributed to the Company's focus to increase cash flow and reduce expenses. During 1997, the Company reduced personnel in the Wyoming oil and gas operations.


Selling, General and Administrative
      Selling, general and administrative expenses decreased $77,024, or 22.98%, to $258,137 for the three months ended September 30, 1998 compared to $335,161 for the three months September 30, 1997. As a percent of revenues, selling, general and administrative expenses were 26.79% for the three months ended September 30, 1998 compared to 35.05% for the three months ended September 30, 1997. During 1997, the Company's management developed a plan to increase cash flow and reduce expenses. Part of the plan included a reduction of personnel, including both management and operations personnel. During 1997, the Company reduced 3 management positions and 25 operational positions. During 1998, the Company reduced an additional 4 management positions and 2 operational positions. The Company did incur outside legal fees of $108,825 for the nine months ended September 30, 1998 compared to $111,605 for the nine months ended September 30, 1997. These legal costs were mainly attributed to the Company's legal proceedings and bankruptcy filing.


Depreciation and Amortization
      Depreciation and amortization expenses decreased $21,109, or 11.04% to $170,028 for the three months ended September 30, 1998 compared to $191,137 for the three months ended September 30, 1997. As a percent of revenues, depreciation and amortization expenses decreased to 17.65% for the three months ended September 30, 1998 compared to 19.99% for the three months ended September 30, 1997.


Research and Development
      Research and development expenses increased $8,215, or 141.98%, to $14,001 for the three months ended September 30, 1998 compared to $5,786 for the year ended September 30, 1997. As a percent of revenues, research and development expenses increased to 1.45% for the three months ended September 30, 1998 compared to .61% for the three months ended September 30, 1997.

      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

(Loss) from operations

      Loss from operations decreased $270,249, or 75.94%, to $85,604 for the three months ended September 30, 1998 compared to a $355,853 loss for the three months ended September 30, 1997. The $270,249 decrease in loss from operations was mainly attributed to a decrease in direct cost of $172,965, or 22.18% to $606,960 for the three months ended September 30, 1998 compared to $779,925 for the three months ended September 30, 1997. Also the Company's selling, general and administrative expenses decreased by $77,024, or 22.98%, to $258,137 for the three months ended September 30 1998 compared to $335,161 for the three months ended September 30, 1997.


Other income (expenses)

      Net interest income (expense) decreased $2,520, or 26.83%, to $6,874 for the three months ended September 30, 1998 compared to $9,394 for the three months end September 30, 1997. The net decrease was mainly attributed to an increase in interest earned on the Company's money market and interest bearing accounts.

     Interest expense to a related party decreased $197,232 or 296.87%, to -$130,795 for the three months ended September 30, 1998 compared to $66,437 for the three months ended September 30, 1997. This $197,232 decrease in interest expense to a related party was attributed to the Company new note agreement. As part of the plan of reorganization under Chapter 11 the Company executed a new note agreement for $3,600,000. Subsequently to the new note, the Company owed this related party $3,743,795, which included $2,680,089 in principle and $1,063,706 in interest.

Income (Loss) from discontinued operations.

                   Income (Loss) From Discontinued Operations
             For The Three Months Ended September 30, 1998 and 1997

                                    1998           1997            Change
______________________________________________________________________________

Utah Oil and Gas                     $0           -$1,134         -$1,134
Gagon Mechanical                      0            63,002          63,002
Genesis Refinery                      0           -47,134         -47,134
______________________________________________________________________________

Total                               -$0           $14,734         $14,734

==============================================================================


      Income (loss) from discontinued operations was $0 for the three months ended September 30, 1998 compared to income of $14,734 for the three months ended September 30, 1997. Income (loss) from the Utah oil and gas operation (sold May 1, 1997) was $0 for the three month ended September 30, 1998 and 1997. Losses attributed to the Genesis refinery (discontinued September 30, 1997) was $-0- for the three months ended September 30, 1998 compared to a loss of $47,134 for the three months ended September 30, 1997. Losses from the Gagon Mechanical (discontinued May 1, 1997) was $-0- for the three months ended September 30, 1998 compared to income of $63,002 for the three months ended September 30, 1997 The Company's total income (loss) from discontinued operations, on a segment basis, for the three months ended September 30, 1998 and 1997 were as follows:


                   Income (Loss) From Discontinued Operations
             For The Three Months Ended September 30, 1998 and 1997

                                    1998           1997            Change
______________________________________________________________________________

Utah Oil and Gas                     $0           $82,613         $82,613
Gagon Mechanical                -53,868          -215,326        -161,458
Genesis Refinery                      0          -375,789        -375,789
______________________________________________________________________________

Total                          -$53,868          -$508,502       -$454,634

==============================================================================

     Loss from discontinued operations is $53,868 for the nine months ended September 30, 1998 compared to a loss of $508,502 for the nine months ended September 30, 1997. Income (loss) from the Utah oil and gas operation (sold May 1, 1997) is $0 for the nine month ended September 30, 1998 compared to income of $82,613 for the nine months ended September 30, 1998. Losses attributed to the Genesis refinery (discontinued September 30, 1997) is $-0- for the nine months ended September 30, 1998 compared to a loss of $375,789 for the nine months ended September 30, 1997. Loss from the Gagon Mechanical (discontinued May 1,
1997) is $53,868 for the nine months ended September 30, 1998 compared to a loss of $215,326 for the nine months ended September 30, 1997 The Company's total income (loss) from discontinued operations, on a segment basis, for the nine months ended September 30, 1998 and 1997 were as follows:

Liquidity and Capital Resources

      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On going royalty fees will be received only from the Austrilian Plant, and the Spanish Plant, when constructed and operational. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

       On September 10, 1998, the Company's plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. Management believes that the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Because of certain assumptions made in the plan of reorganization, if the Company is unable to receive cash from the marketing of its hydrocarbon refining technology there can be no assurance that the Company will be able to continue its current operations.

      Management has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants

      The Company's operations used $1,051,934 of cash for the nine months ended September 30, 1998 compared to cash used by operations of $816,333 for the nine months ended September 30, 1997. Of the $1,051,934 cash used in operations for the nine months ended September 30, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1 - Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in operations for the nine months ended September 30, 1998 was $301,934.

The decrease in cash used by operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc.) was mainly attributed to changes implemented by management. During 1997 and 1998, the Company's management implemented a plan to increase cash flow and reduce expenses. The plan included the following:

1. In May of 1997, the Company discontinued the Gagon Mechanical operations and has been subcontracting any work formerly done by Gagon. In the year ended December 31, 1997, Gagon's loss from discontinued operations was $4,609 compared to a loss of $2,022,857 for the year ended December 31, 1996. In the nine months ended September 30, 1998, Gagon's loss from discontinued operations was $53,868 compared to a loss of $215,326 for the nine months ended September 30, 1997.

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

4. On September 30, 1997, the Company deemed its Salt Lake Refinery operation to be a discontinued operation. Subsequently, on December 23, 1997, the Company entered into a agreement with Genesis Petroleum, Inc. to settle all claims between both parties. The agreement resulted in the Company transferring all its rights to the Salt Lake Refinery, the payment of $750,000 (made on January 29, 1998), and granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. In the year ended December 31, 1997 loss from the Salt Lake Refinery was $191,044 compared to $281,832 for the year ended December 31, 1996. For the nine months ended September 30, 1998 there where no losses compared to $375,789 for the nine months ended September 30, 1997.

5. During 1997, the Company reduced capital expenditures from continuing operations by $78,023, to $153,378 for the year ended December 31, 1997 compared to $231,401 for the year ended December 31, 1996. For 1998, the Company has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. Capital expenditures from continuing operations for the nine months ended September 30, 1998 were $56,036 compared to $361,589 for the nine months ended September 30, 1997.

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan.

      The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company will make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company will also make principal payment of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002.

     Subsequently to the new note agreement, the Company owed this major creditor $3,743,795, which included $2,680,089 in principle and $1,063,706 in interest. The Company current financial statements reflect a $143,795 adjustment in interest to a related party due to the new note agreement. The following table summarizes each note prior to the new note agreement being executed. A description of the terms and conditions of the prior notes have been previously disclosed in the Company's filings.


             Note Payable and Accrued Interest Due to Related Party

                    Initial        Interest       Current        Accrued
                    Balance        Rate           Balance        Interest
______________________________________________________________________________

Note 1              $250,000        12%          $250,000        $104,890
Note 2             1,500,000        12%         1,500,000         374,301
Note 3               780,089        16%                 0         500,451
Note 4             2,500,000        16%           930,089          84,064
______________________________________________________________________________

Total              5,030,089                    2,680,089      $1,063,706

==============================================================================


Inflation

      The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

                          PART II - OTHER INFORMATION


Item 1.     Legal  Proceedings

Bankruptcy Proceedings

      On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code. The Company continued its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and were not directly involved in the Bankruptcy Reorganization Proceeding.

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

     On September 10, 1998, the plan of reorganization under Chapter 11 of Interline Resources Corporation was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code have been removed. Interline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. All other creditors will be paid in full under the plan.

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

The Company and PSI have been involved in a dispute as to what payments the Company owes PSI under the assignment agreement. The Company and PSI were first involved in an arbitration proceeding to determine the issues between them, but PSI discontinued resolution through arbitration and on July 29, 1997 filed a lawsuit against the Company and its wholly owned subsidiary Interline Hydrocarbons in the Third Judicial District Court of the State of Utah ("State Court Action") alleging that the Company was in breach of the Assignment agreement and that PSI should be allowed to re-acquire all of the technology rights assigned to the Company through the assignment agreement. PSI filed its complaint and the Company answered, but as a result of the bankruptcy proceeding, and its procedural rules the State Court Action was stayed until the bankruptcy proceedings were resolved.

On March 26, 1998, PSI filed claim against the Company in the bankruptcy proceeding seeking royalties of $420,000, asserting breaches of the assignment agreement and requesting the return of a prototype production device ("Baby M") held by the Company. The Company filed an objection to the claim, and a trial of the claims was held on June 5 and 8, 1998. After hearing testimony of witnesses, receiving exhibits and hearing arguments of counsel, the court entered an order denying PSI's claim for $420,000, ordering that the Company return Baby M to PSI and denying all other claims brought by PSI. The Company has returned Baby M to PSI.

On May 29, 1998, PSI filed a motion for relief from the automatic stay in the bankruptcy court seeking the right to proceed with its State Court Action against the Company and the Company's subsidiary Interline Hydrocarbons. After argument and hearing, the bankruptcy court requested counsel for PSI to prepare an order granting relief from the automatic stay. The Company objected to the proposed order granting relief from the automatic stay and a hearing was set before the court on August 13, 1998. After argument, the Court entered its order granting relief from the automatic stay, but limited PSI cause of action against the Company by prohibiting any money damage to be assessed against the Company.

On September 10, 1998, on its own initiative, the Third District Court scheduled an Order to Show Cause for on October 15, 1998. Its purpose was to advise the court as to the progress of the action. The hearing was held on October 15, 1998 and the court entered an order that the case be certified ready for trail within 90 days - January 13, 1999. PSI was to amend or otherwise file a new complaint against the Company. As of November 9, 1998 PSI has taken no further action to proceed with this action. The Company does not know if PSI will continue with its action.

_______________________________________________________________________________

Item 2. Changes in Securities:
            None
_______________________________________________________________________________

Item 3. Defaults Upon Senior Securities:

      The Company is currently in default on notes due to a shareholder (See Liquidity and Capital Resources).
_______________________________________________________________________________

Item 4. Submission of Matters to a Vote of Security Holders:
            None
_______________________________________________________________________________

Item 5. Other Information:

      The Company  announced on August 13, 1997 that the American Stock Exchange
(AMEX) made a final determination to delist the Company from the AMEX's Emerging Company marketplace.

      As of November 5, 1998, a market is being made of the Company's common stock on the NASD Bulletin Board under symbol "IRCE".
_______________________________________________________________________________

Item 6(a). Exhibits:
            None
_______________________________________________________________________________

Item 6(b) Form 8-K:
            None
_______________________________________________________________________________

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 1998             INTERLINE RESOURCES CORPORATION




                                    By:  /s/ Michael R. Williams
                                          Michael R. Williams
                                          CEO/President
                                          Principal Executive Officer
                                          Director




                                    By:  /s/ Mark W. Holland
                                          Mark W. Holland
                                          Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          Date              Title             Signature
   ------------------------------------------------------------------
     November 9, 1998    CEO/President     /s/ Michael R. Williams
                         and Director          Michael R. Williams


     November 9, 1998    Secretary/        /s/ Laurie Evans
                         Director              Laurie Evans