Form 10QSB/A
period 1998-09-30
INTERLINE RESOURCES CORP
filed 1999-02-08
CIK 841533

------------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                                 FORM 10-QSB/A
                       INTERLINE RESOURCES CORPORATION

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


Year 2000 Compliance

      The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, including invoices or other similar normal business activities.

      The Company is in the process of assessing its computer equipment, accounting software, telephone systems, scanning equipment and other miscellaneous systems. The Company's compliance plan provides for the conversion of noncompliant systems in the second and third quarter of 1999. The Company estimates that the cost to complete these efforts will not exceed $30,000.

      The  Company  has  begun  discussion  with  its  significant  vendors  and customers on the need to be 2000 complaint. The Company plans to mail questionnaires to its significant vendors, customers and service providers to assist in an assessment of whether they will be Year 2000 complaint. If they are not, such failure could affect the Company's ability to sell its oil and gas products and receive payments, to receive natural gas liquid products from its customers to generate revenues and the ability to get vendors and service providers to provide products and service in support of the Company's operations. The Company expects to complete this assessment by June 30, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers.

      The Company has not yet begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with most reasonably likely worst case scenario, and such scenario has not been clearly identified. The Company plans to complete such analysis and contingency planning by June 30, 1999.

      The Company presently does not plan to incur significant problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationship with customers, vendor, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's results of operations.

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