Form 10KSB
period 1998-12-31
INTERLINE RESOURCES CORP
filed 1999-03-31
CIK 841533

------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 1998 were $3,536,797

     As of March 17, 1999, 14,066,052 shares of the Issuer's common stock were issued and outstanding, 9,169,826 of which were held by non-affiliates. As of March 17, 1999, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $733,586.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                          PART I

ITEM 1.     DESCRIPTION OF BUSINESS

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

      On September 10, 1998, the plan of reorganization under Chapter 11 of Interline Resources Corporation was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code have been removed. Interline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement (See Part 1 - Item 2 - Liquidity and Capital Resources) were incorporated in the plan. All other creditors were paid in full under the plan.

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

      Interline Energy Services - Oil and Gas Operations.

      The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, and nominal oil well production. The Company's main oil and gas operations are located in east-central Wyoming. Wyoming operations, located near Douglas, include the Well Draw Gas Plant, a crude gathering pipeline, a 20.4% interest in the Hatcreek Partnership, NGL trucking and four producing oil and gas wells.

       Well Draw Gas Plant
      The Well Draw Gas Plant (the "Plant"), located near Douglas, Wyoming, is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallon of NGLs each day. Currently, the Plant processes the liquids into propane, butane and natural gasoline. As part of the Plant system, the Company owns a gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the Plant. Most of the liquids originate from liquids that are trucked into the Plant from outside sources. During 1998, the plant processed a total average of 78,100 gallons per day of NGLs compared to total average of 73,425 gallons per day during 1997.

      Amoco Agreement
      During 1994, the Company entered into a six year contract with Amoco Production Company to process NGLs. The agreement expires June 1, 2000. The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Plant in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming plant where the NGLs are collected. In 1998, the Company processed an average of 45,800 gallons per day of NGLs under the Amoco contract compared to an average of 50,250 gallons per day for 1997. The Amoco contract accounted for 58.64% of the total NGLs processed for 1998 and 68.4% for 1997.

      KN Gas Gathering Agreement
      During 1998, the Company entered into a agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. During 1998, the Company processed an average of 22,400 gallons per day of NGLs under this agreement. The KNGG contract accounted for 28.68% of the total NGLs process for 1998. During the first part 1999, the Company has processed an average of 31,650 gallons per day of NGLs for KNGG. In the past, NGLs local markets seem to weaken during the warm months and liquid prices decline. Because of the seasonal change in liquid prices, KNGG has informed the Company of the possibility of not processing their liquids during the summer months.

      Conoco Pipeline

      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 242,387 barrels of crude during 1998 compared to 301,089 during 1997.

      Hat Creek Partnership
      The  Hat  Creek  Partnership,  of  which  Interline  Energy  owns a  20.4%
interest, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant. The Company receives revenues from sales of oil and gas from the oil wells.

      Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During 1998, the wells produced approximately 6,343 barrels of oil and 14,708 Mcf of natural gas compared to approximately 7,640 barrels of oil and 20,960 Mcf of natural gas for 1997.

      NGL Trucking Operations
      The Company entered the NGL transportation business to truck liquids for Amoco Production Company. In the last five years, the Company has greatly increased its transportation of NGLs and finished product in the Rocky Mountain region. In the last five years, Interline has quadrupled its trucking operation. Four years ago, Interline had one truck and two drivers. Today, Interline has five trucks and ten drivers. Collectively, these trucks travel about 684,611 miles per year, carrying a total of 27 million gallons of raw and finished product. These trucks transport NGLs, propane and butane and natural gasoline to and from the Well Draw Gas Plant. The trucks travel as far away as Nebraska, Montana, Utah and Colorado.

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

      The Company has now developed a new technology which does not utilize PSI technology. As a result, on September 10, 1998 the Company reassigned all of the intellectual rights it obtained from PSI under the assignment agreement, back to PSI. The only plants that utilize the PSI technology are the Dubai Plant which has been shut down and essentially abandoned, the Genesis Plant which has been shut down and no longer operates, and the England Plant which currently operates. Under the terms of the assignment agreement, the Company is obligated to assign all royalties payable from plants utilizing PSI technology back to PSI. The Company did so on September 10, 1998. Because all future plants will contain only the Company's technology and not PSI technology, no royalties will be payable to PSI.

      Genesis Petroleum
      On January 20, 1998 the United States Bankruptcy Court for the District of Utah approved a settlement agreement between the Company and Genesis Petroleum. The Company and Genesis were joint ventureres in an used oil refinery located in Salt Lake City, Utah. The settlement agreement provided for, among other things, the following: 1) the litigation between them was terminated; 2) Interline paid Genesis the sum of $750,000; 3) the Company granted Genesis a license to build and operate three additional used oil refineries using the technology assigned to it by PSI without the payment of any royalties or other payments to the Company; 4) the Company transferred all of its rights in the joint venture and in the Salt Lake Refinery to Genesis; and, 5) all previous agreements between the Company and Genesis were terminated, 6) Genesis transfer to the Company 108,115 shares of the Company's common stock owned by Genesis.

      In July of 1998, Quaker State sold the Genesis Plant to a third party. That third party has not operated the plant, and it is currently shut down.

      Interline U.K., Stoke-on-Trent, England
      In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a refinery in Stoke, England. As part of the transaction, the Company executed a licensing agreement with the joint venture giving it the right to own, operate and practice the Interline used oil technology. The terms of the joint venture provided the Company a 40% ownership interest, and under the license agreement, the right to receive a 6 cent gross royalty per gallon of oil processed. The refinery was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is in current production. In April of 1997 the Company sold its 40% interest in the joint venture to John Wheland for $500,000. Whelan is now the sole owner of the used oil refinery in Stoke-on-Trent, and is authorized to use the Interline technology under the original licensing agreement. As a result of the realities of the pricing structure in England for used oil products, and the higher than expected operating costs to operate the England plant, the 6 cent royalty called for in the license agreement was reduced to 3 cents and is not payable until the refinery is profitable. To date, the Company has not received any royalty revenue from the English plant. Further, John Wheland has only paid $200,000 of the purchase price and while the Company has demanded payment of the remaining purchase price the payment remains in dispute. As a result, on November 19, 1998 the Company instituted a legal proceeding against John Whelan in the High Court of Justice, Queen's Bench Division, Bristol District Registry, Bristol Mercantile Court. This action is currently pending..

      Dukeun Industrial Company - South Korea
      In April 1995, the Company signed an agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea, to build a 24,000 gallon per day used oil refinery in Seoul. The refinery was constructed in 1996 by Gagon Mechanical and installation and start up was completed in July of 1997. In April of 1997 the Company signed a marketing agreement with Dukeun allowing them to be the only company other than Interline to market the Company's technology in South Korea, Japan and China. In exchange for the marketing rights, Dukeun paid the Company $400,000. For every unit the Company sells through Dukeun's marketing efforts, the Company will pay Dukeun a commission of approximately 10 percent of the purchase price of the plant. The term of the marketing agreement is for 10 years. Additionally, an amendment to the original license agreement relieves Dukeun of its obligation to pay a royalty to the Company for this first Dukeun Refinery built in Seoul.

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

      Transpacific Industries - Australia
      In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000 gallon per day plant for $3.4 million. The plant was completed in August of 1998, and start up procedures continue.

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

      In late 1998 and early 1999, certain banks that had extended credit to Gadgil Western commenced proceedings to sell the Dubai refinery. The Company has contacted several companies who had express interest in bidding at the sell. The Company has offered to help the successful purchaser put the plant back into operation. The Company would provide consulting and operational services on a fee basis.

     Gagon Mechanical - Construction and Manufacturing. Prior to May 1997, the Company was actively involved in construction projects (primarily the construction of the Company's used oil refineries) through Gagon Mechanical, Inc., a wholly-owned subsidiary of the Company. In an attempt to reduce overhead, the Company's management terminated the operations of Gagon Mechanical in May 1997. The former president of Gagon Mechanical formed his own company (G-EPIC, Inc.) to continue with the projects initiated by Gagon Mechanical. The Company contracted with G-EPIC, Inc. to finish construction of the refinery for Transpacific Group of Companies of Australia. The Company shipped all the parts to the refinery to Australia during 1998. The installation and startup was commenced in August of 1998.

      With the desire to wind up the business of Gagon Mechanical and to liquidate its assets to aid the Company in its plan of reorganization under Chapter 11, the Company sold the Gagon Mechanical building, located in Sandy, Utah, for $885,106. Net proceeds to the Company after paying approximately $53,000 for real estate commissions, $4,000 for real property taxes, $8,800 for title insurance and $267,190 for a first trust deed, was approximately $552,116.

      In connection with the sale of the Sandy building, the Company had the obligation to remove and clean up all of the various construction materials, equipment, parts, piping, salvaged equipment as well as the Company's Pilot Plant including the battery equipment and piping from the premises. Additionally, all construction equipment associated with the construction and manufacturing activities carried out by Gagon Mechanical located at the Sandy building needed to be sold and/or otherwise removed. After receiving a competitive bid, the Company entered into an agreement to sell the construction equipment, parts and salvage materials to G-EPIC, Inc., for the sum of $65,000 and G-EPIC's obligation to clean, remove, salvage and otherwise reclaim the construction yard as well as to place the building in an acceptable condition for the purchaser. After getting approval from the Bankruptcy Court, the Company closed the transaction on March 17, 1998.

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

Employees

      At March 17, 1999, the Company and its subsidiaries employed 24 full-time employees and 1 part-time employee, compared to 24 full-time employees and 1 part-time employee as of March 17, 1998. During 1998, the Company reduce three management and one operations positions. Also during 1998, with the expansion of its transportation division, the Company hire four new drivers. From time to time, the Company utilizes the services of consulting geologists, engineers and landmen as well as various laborers, operators, truck drivers, tradesmen and mechanics.

ITEM 2.     PROPERTIES

      The Company's executive, administrative and accounting offices are located at 160 West Canyon Crest Rd., Alpine, Utah 84004. This facility consists of approximately 11,659 square feet of office space on about 1.5 acres of land that is owned by the Company. Interline Hydrocarbon and Interline Energy Services also lease an office at 3211 Energy Lane, Suite 105, Casper, Wyoming 82602.

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

      In connection with its NGL trucking activities, Interline Energy Services has five tractors and eight trailers. Interline also leases (month to month) two trailers from an outside party.

ITEM 3.     LEGAL PROCEEDINGS

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

      On January 20, 1998 the United States Bankruptcy Court for the District of Utah approved a settlement agreement between the Company and Genesis Petroleum. The Company and Genesis were joint in an used oil refinery located in Salt Lake City, Utah. The settlement agreement provided for, among other things, the following: 1) the litigation between them was terminated; 2) Interline paid Genesis the sum of $750,000; 3) the Company granted Genesis a license to build and operate three additional used oil refineries using the technology assigned to it by PSI without the payment of any royalties or other payments to the Company; 4) the Company transferred all of its right in the joint venture and in the Salt Lake Refinery to Genesis; and, 5) all previous agreements between the Company and Genesis were terminated, 6) Genesis transferred to the Company 108,115 shares of the Company's common stock owned by Genesis.

      Petroleum Systems Inc
      The Company has executed license agreements with licensees to utilize Interlines used oil technology which includes technology received from Petroleum System, Inc. ("PSI") through an assignment agreement of certain patent rights (PSI technology). Under the assignment agreement the Company is obligated to pay royalties to PSI for those Interline plants using PSI technology.

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

      On September 10, 1998, on its own initiative, the Third District Court scheduled an Order to Show Cause for on October 15, 1998. Its purpose was to advise the court as to the progress of the action. The hearing was held on October 15, 1998 and the court entered an order that the case be certified ready for trail within 90 days - January 13, 1999. PSI was to amend or otherwise file a new complaint against the Company. PSI took no steps to proceed on its complaint against the Company and on January 9, 1999 the Company filed a motion to dismiss the PSI claim. On January 27, 1999 the court granted the motion, and extend its order dismissing the lawsuit.

Interline U.K.
      In April of 1997, the Company sold its 40% interest in the England Plant joint Venture to John Wheland for $500,000. John Wheland has only paid $200,000 of the purchase price and while the Company demanded payment of the remaining purchase price the payment remains in dispute. Additionally, in connection with the sale of the Company's interest in the joint venture, the joint venture was to pay the Company $100,000 for certain construction charges and services it performed on the plant. The joint venture has not made this payment, and its payment is in dispute. As a result, on November 19, 1998 the Company instituted a legal proceeding against John Whelan in the High Court of Justice, Queen's Bench Division, Bristol District Registry, Bristol Mercantile Court. This action is currently pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

                                    PART II

ITEM 5.     MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

      Prior to July 30, 1997 the Company's common stock was listed on the American Stock Exchange Emerging Company Market Place under the symbol "IRC.EC" Prior to July, 1994, the Company's common stock was quoted on the NASDAQ Small Cap Market. On July 30, 1997 AMEX halted trading of the Companys' common stock as a result of the announcement of the filing of a petition for involuntary bankruptcy. The Company determined not to appeal the decision. Currently, the Company's common stock is listed in the over-the-counter market with price quotations published on the NASD Electronic Bulletin Board under the symbol IRCE

      The information contained in the following table was obtained from information obtained by a licensed stock broker and shows the range of representative prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.


                                           High             Low
            1997                           ----             ----
            ----
            First Quarter                  $0.75            $0.44
            Second Quarter                 $0.81            $0.44
            Third Quarter                  $0.63            $0.31
            Fourth Quarter                 $0.22            $0.06

            1998
            ----
            First Quarter                  $0.35            $0.21
            Second Quarter                 $0.35            $0.13

            Third Quarter                  $0.27            $0.10
            Fourth Quarter                 $0.18            $0.06

            1999
            ----
            First Quarter                  $0.11            $0.05
            (Through March 17, 1999)


Record Holders of Common Stock

      The number of record holders of the Registrant's common stock as of March 17 1999, is 376.

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

Interline Energy Service - Oil and Gas Operations
      The Company has been engaged in the oil and gas industry since 1990. These operations primarily involve natural gas gathering and processing, crude oil gathering, fractionation and marketing of natural gas liquids, and nominal oil and gas production. In May, 1997, the Company sold its Utah gathering and production operations to subsidiaries of the Questar Corporation of Salt Lake City, Utah, and is now concentrating on its operations in east-central Wyoming.

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. The plant processed and fractionated a total of 78,100 gallons a day of natural gas liquids for the year ended December 31, 1998 compared to 73,425 gallons a day for the year ended December 31, 1997. Of the total gallons fractionated and processed, 9,900 gallons per day was for the Company and 68,200 gallons per day for others, as compared to 19,230 and 54,195 gallons per day respectively in 1997. In 1998, the Company processed an average of 45,800 gallons a day of NGLs for Amoco and an average of 22,400 gallons per day of NGLs for KNGG.

      The Company's natural gas liquids transportation operation transported approximately 27 million gallons of raw and finished products during the year ended December 31, 1998. The Company operates five tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      Oil and natural gas production from the Company's wells in Wyoming continue to be a small but profitable segment of operations. Although oil and gas prices have declined significantly from historical prices, the Company intends to continue producing these wells.

     Management is unaware of any significant future capital expenditures except for the addition to the office and control room at the Well Draw Gas Plant The total cost of this addition will approximately will be approximately $60,000. However, the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. Further, it is noted that most of the revenues earned by the Well Draw Plant are derived from the Amoco contract which will expire in June 1, 2000. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids and gas connections to expand and diversify its operations in Wyoming, however, its operations are in a limited and well defined area and expansion is difficult.

     Interline Hydrocarbon - Used Oil Refining Revenues to the Company, from its used oil refining technology can come from five sources: 1) profits made from constructing a used oil plant, 2) granting exclusive territories to licensee, 3) receiving royalties based on either production or a flat yearly licensing fee,
4) taking partnership interests in operating Plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) rather than build plants, sell the construction plans and provide consultation and expertise so that the customer can build the Plant.

      Based on the experiences with the five Plants that have been built by the Company, management's current feelings are to not be in the construction business. Further, until the Company gets in better financial condition, it is not in a position to take interests in operating Plants. Management believes that the best way for it to capitalize on the technology is to sell the construction plans for a Plant and provide consultation services to the purchaser.

      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery. The plant will be located in Madrid, Spain. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline will receive a $534,000 engineering and licensing payment and receive a running royalty of $0.0175 on each gallon produced and sold for 10 years. As of March 15, 1999, the Company has recorded revenues of $350,000 of the $534,000 based on meeting certain criteria's in the contract.

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

      Effective September 30, 1997, the Company reclassified the operations of the Genesis Refinery and joint venture into "discontinued operations". The change in accounting treatment was due to the belief of Company's management that it will not retain the refinery and ownership in the joint venture. Subsequently, on December 23, 1997 the Company and Genesis Petroleum entered into an agreement to settle all claims. (See Legal Proceeding) The consolidated statement of operations presented for the years ended December 31, 1998 and 1997 reflect the revenue and expense relating to Genesis Refinery under caption "Income (loss) from discontinued operations".

      Utah Oil and Gas Operations: As disclosed in previous SEC filings, on May 1, 1997, the Company sold all assets of its Utah oil and gas operations. The consolidated statement of operations presented for the year ended December 31, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated statement of operations presented for the year ended December 31, 1998 and 1997, reflect the gain or loss on sale of these assets under caption "Gain (loss) on disposal of discontinued operations."

      Gagon Mechanical Operations: In May 1997, the Company discontinued the operations of Gagon Mechanical. The consolidated statement of operations presented for the year ended December 31, 1998 and 1997, reflect the revenue and expense relating to these assets under caption "Income (loss) from discontinued operations." The consolidated statement of operations presented for the year December 31, 1998 and 1997, reflect the gain or loss on sale of these assets under caption "Gain (loss) on disposal of discontinued operations."

Total Revenues
      Revenues decreased $1,291,172 or 26.74%, to $3,536,797 for the year ended December 31, 1998 as compared to $4,827,969 for the year ended December 30, 1997. The revenue decrease included a $1,210,877 or 28.29%, decrease in oil and gas revenues; a $98,623, or 18.54% decrease in used oil refining revenues and an $18,328 increase in other revenues. The Company's total revenues, on a segment basis, for the year ended December 31, 1998 and 1997 were as follows:

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

                 Revenues For Year December 31, 1998 and 1997


                        1998               %       1997              %
----------------------------------------------------------------------

Oil and Gas             $3,069,401    86.78%       $4,280,278   88.66%
Used Oil refining          433,368    12.25%          531,991   11.02%
Other                       34,028      .97%           15,700     .32%
----------------------------------------------------------------------

Total Revenue           $3,536,797      100%       $4,827,969     100%
======================================================================

Oil and Gas Revenues
      Oil and gas revenues contributed approximately 86.78% of total revenues for the year ended December 31, 1998, as compared to approximately 88.66% for the year ended December 31, 1997. Revenues decreased $1,210,877 or 28.29% to $3,069,401 for the year ended December 31, 1998 as compared to $4,280,278 for the year ended December 31, 1997.

      The revenues presented in the above table are solely from the Company's Wyoming operations. This revenue decrease of $1,210,877 or 28.29% is mainly attributed to several liquid purchase contracts that expired. The Company tried to negotiate new terms for these liquids, but after considering the very low margins and the risk on the structure of the pricing, the Company did not except the new terms. During 1998, the Company's focus has been on increasing cash flows by increasing the margins as it relates to its liquid purchase contracts.

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

      Used oil refining revenues contributed 12.25% of total revenues for the year ended December 31, 1998 compared to 11.02% for the year ended December 31, 1997. The revenues decreased of $98,623, or 18.54%, to $433,368 for the year ended December 31, 1998 compared to $531,991 for the year ended December 31, 1997. The $433,368 revenue for year ended December 31, 1998 was mainly derived of $83,368 which was associated with the Australian refinery and $350,000 for the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000. As of December 31, 1998, the Company has recorded revenues of $350,000 from Ecolube. During the year ended December 31, 1998 and 1997, the Company received no revenues for royalties for it used oil technology.

      The results of the Salt Lake City refinery operations during the year ended December 31, 1997, are reflected in the consolidated statement of operations under the caption "Income (loss) from discontinued operations".

Direct Costs
      Direct costs decreased $1,419,084 or 37.99%, to $2,315,908 for the year ended December 31, 1998 compared to $3,734,992 for the year ended December 31, 1997. As a percent of revenues, direct costs decreased to 65.48% for the year ended December 31, 1998 compared to 77.36% for the year ended December 31, 1997. The decrease of $1,419,084 for the year ended December 31, 1998 was mainly attributed to the Company's decrease in oil and gas revenues caused by the low margin liquid contracts the Company did not renew. Also during 1998, the Company reduced operational personnel in the Wyoming oil and gas division.

 Selling, General and Administrative
      Selling,  general  and  administrative  expenses  decreased  $312,838,  or
21.50%, to $1,142,254 for the year ended December 31, 1998 compared to $1,455,092 for the year December 31, 1997. As a percent of revenues, selling, general and administrative expenses were 32.30% for the year ended December 31, 1998 compared to 30.14% for the year ended December 31, 1997. During 1997, the Company's management developed a plan to increase cash flow and reduce expenses. Part of the plan included a reduction of personnel, including both management and operations personnel. During 1997, the Company reduced 3 management positions and 25 operational positions. During 1998, the Company reduced an additional 3 management positions and 1 operational position. The Company did incur outside legal fees of $146,474 for the year ended December 31, 1998 compared to $167,648 for the year ended December 31, 1997. These legal costs were mainly attributed to the Company's legal proceedings, patent protection and bankruptcy filing.

Depreciation and Amortization
      Depreciation and amortization expenses decreased $101,775 or 13.45% to $654,703 for the year ended December 31, 1998 compared to $756,478 for the year ended December 31, 1997. As a percent of revenues, depreciation and amortization expenses increased to 18.51% for the year ended December 31, 1998 compared to 15.67% for the year ended December 31, 1997.

Research and Development
      Research and development expenses decreased $85,150, or 54.43%, to $71,296 for the year ended December 31, 1998 compared to $156,446 for the year ended December 31, 1997. As a percent of revenues, research and development expenses increased to 2.02% for the year ended December 31, 1998 compared to 3.24% for the year ended December 31, 1997.

      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

 (Loss) from operations
      Loss from operations decreased $1,328,103, or 67.23%, to $647,364 for the year ended December 31, 1998 compared to a $1,975,467 loss for the year ended December 31, 1997. The $1,328,103 decrease in loss from operations was mainly attributed to an increase in gross margin of $127,912 from the Company's focus on increasing margins on liquid contracts. Also the Company's selling, eneral and administrative expenses decreased by $312,838, or 21.50%, and research and development expenses decrease by $85,150, or 54.43%. These decreases were attributed to the plan implemented by management to increase cash flow and reduce expenses. During 1997, the Company wrote down asset value of $700,428 compared to $0 for 1998.

Other income (expenses)
      Net interest income (expense) decreased $13,415, or 36.21%, to $23,628 for the year ended December 31, 1998 compared to $37,043 for the year end December 31, 1997. The net decrease was mainly attributed to an increase in interest earned on the Company's money market and interest bearing accounts.

      Interest expense to a related party decreased $362,514 or 75.45%, to $117,946 for the year ended December 31, 1998 compared to $480,460 for the year ended December 31, 1997. This $362,514 decrease in interest expense to a related party was attributed to the Company new note agreement. As part of the plan of reorganization under Chapter 11 the Company executed a new note agreement for $3,600,000. Subsequently to the new note, the Company owed this related party $3,743,795, which included $2,680,089 in principal and $1,063,706 in interest.

 Income (Loss) from discontinued operations
      Loss from discontinued operations is $-0- for the year ended December 31, 1998 compared to a loss of $113,040 for the year ended December 31, 1997. The Company's total income (loss) from discontinued operations, on a segment basis, for the year ended December 31, 1998 and 1997 were as follows:
                  Income (Loss) From Discontinued Operations
                For The Year Ended December 31, 1998 and 1997


                         1998              1997         Change
----------------------------------------------------------------

Utah Oil and Gas          $0              $82,613      -$82,613

Gagon Mechanical           0               -4,609         4,609

Genesis Refinery           0             -191,044       191,044

-----------------------------------------------------------------

          Total           $0            -$113,040      $113,040
=================================================================

Liquidity and Capital Resources
      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On going royalty fees will be received only from the Australia Plant, and the Spanish Plant, when constructed and operational. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

       On September 10, 1998, the Company's plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. Management believes that the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan will be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Because of certain assumptions made in the plan of reorganization, if the Company is unable to receive cash from the marketing of its hydrocarbon refining technology there can be no assurance that the Company will be able to continue its current operations.

      Since September 10, 1998 when the Bankruptcy Plan was confirmed, the Company has not receive any cash from the marketing of it refining technology. On September 22, 1999, the Company is obligated to make the first principal installment of $750,000 under the new trust deed note (see new terms of trust deed below) due to its major creditor. If the Company is unable to receive cash from the marketing of it refining technology or raise additional financing through the sale of equity, debt or assets, then the Company could be force to cease operations and liquidate the assets of the Company.

      Management has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants

      The Company's net cash used by continuing operations was $875,424 for the year ended December 31, 1998 compared to net cash used by continuing operations of $410,501 for the year ended December 31, 1997. Of the $875,424 cash used in continuing operations for the year ended December 31, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1 - Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in continuing operations for the year ended December 31, 1998 was $125,424.

     The decrease in cash used by operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc.) was mainly attributed to changes implemented by management. During 1997 and

1998, the Company's management implemented a plan to increase cash flow and reduce expenses. The plan included the following:

1. In May of 1997, the Company discontinued the Gagon Mechanical operations and has been subcontracting any work formerly done by Gagon. In the year ended December 31, 1998, Gagon's loss from discontinued operations was $-0-compared to a loss of $4,609 for the year ended December 31, 1997. In the year ended December 31, 1998, Gagon's loss on the disposal of discontinued operations was $8,643.

2. During 1997, the Company reduced its workforce by 28 personnel. Included in the reduction was 3 management positions and 25 operational positions. This reduction in workforce reduced the Company's salaries and wages by approximately $550,000. During 1998, the Company reduced an additional 4 management positions, 2 operational positions.

3. During 1997, the Company received proceeds in the amount of $5,014,024 on the sale of discontinued and other assets and reduced debt by $2,461,077. Included in assets sold, were the Company's Utah oil and gas operations (Monument Butte) for $4,000,000, the 40% interest in Interline (UK) Joint Venture for $500,000 in which the Company has received $200,000, the sale of two compressors for $502,111 located in Wyoming and other equipment and vehicles for $11,913. On March 1, 1998, the Company sold the Gagon Mechanical construction equipment, parts and salvage material for the sum of $65,000. Also, on May 28, 1998, the Company sold the Gagon Mechanical building, located in Sandy, Utah for $885,106. Net proceeds to the Company after commissions, closing costs and payoff of secured debt was $568,743.

4. On September 30, 1997, the Company deemed its Salt Lake Refinery operation to be a discontinued operation. Subsequently, on December 23, 1997, the Company entered into a agreement with Genesis Petroleum, Inc. to settle all claims between both parties. The agreement resulted in the Company transferring all its rights to the Salt Lake Refinery, the payment of $750,000 (made on January 29, 1998), and granting of a license of the Company's technology for three additional sites with no license fees to be paid to the Company. In the year ended December 31, 1997 loss from the Salt Lake Refinery was $191,044 compared to $281,832 for the year ended December 31, 1996. For the year ended December 31, 1998 there where no losses.

5. During 1997, the Company reduced capital expenditures from continuing operations by $78,023, to $153,378 for the year ended December 31, 1997 compared to $231,401 for the year ended December 31, 1996. For 1998, the Company has put strict restraints on all capital expenditures with the exception of necessary expenditures to maintain current operations. Capital expenditures from continuing operations for the year ended December 31, 1998 were $166,335.

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan.

      The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company will make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company will also make principal payment of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. As obligated in the previous agreements, the Company executed a new Pledge Agreement with this major creditor pledging stock of the Company and stock of all subsidiaries of the Company.


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

      The  Company  has  begun  discussion  with  its  significant  vendors  and customers on the need to be 2000 compliant. The Company plans to mail questionnaires to its significant vendors, customers and service providers to assist in an assessment of whether they will be Year 2000 compliant. If they are not, such failure could affect the Company's ability sell its oil and gas products and receive payments, to receive natural gas liquid products from its customers to generate revenues and the ability to get vendors and service providers to provide products and service in support of the Company's operations. The Company expects to complete this assessment by June 30, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers.

      The Company has not yet begun a comprehensive analysis of the operational problems and costs that would be reasonable likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with most reasonably likely worst case scenario, and such scenario has not been clearly identified. The Company plans to complete such analysis and contingency planning by June 30, 1999.

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

ITEM 7.     FINANCIAL STATEMENTS

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

------------------------------------------------------------------------------





                                                                   Page

Independent Auditors' Report                                        28


Consolidated balance sheet, December 31, 1998                       29


Consolidated statement of operations, years                         31
ended December 31, 1998 and 1997


Consolidated statement of stockholders'                             32
equity, years ended December 31, 1998
and 1997


Consolidated statement of cash flows,                               33
years ended December 31, 1998 and 1997


Notes to consolidated financial statements                          35

                                      INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Interline Resources Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Interline Resources Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has had significant operating losses and has a deficit in working capital. In addition, from September 26, 1997 to September 10, 1998 the Company petitioned for relief under Chapter 11 of the U.S. Bankruptcy Code. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                        TANNER + CO.

Salt Lake City, Utah
February 18, 1999

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                              Consolidated Balance Sheet













                                December 31, 1998
------------------------------------------------------------------------------





         Assets

Current assets:
   Cash and cash equivalents                                $    762,459
   Trade accounts receivable,
     net of allowance for doubtful accounts of $276,040          269,720
   Inventories                                                    55,225
   Notes receivable - current portion                             20,000
   Other current assets                                           20,495
                                                            ------------

            Total current assets                               1,127,899
                                                            ------------

Property, plant and equipment                                  6,245,308

Accumulated depreciation, amortization,  and depletion        (2,288,754)
                                                            ------------

            Net property, plant and equipment                  3,956,554
                                                            ------------

Notes receivable                                                  89,721

Intangible assets,
  net of accumulated amortization of $1,371,541                  857,143
                                                            ------------



            Total assets                                    $  6,031,317
                                                            ------------




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      29

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                  Consolidated Balance Sheet (Continued)

                                December 31, 1998
------------------------------------------------------------------------------





         Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                         $    367,167
   Accrued liabilities                                           189,975
   Current portion of long-term debt                             913,597
                                                            ------------

            Total current liabilities                          1,470,739
                                                            ------------

Long-term debt                                                 3,465,988
Deferred revenue                                                  52,052
                                                            ------------

            Total liabilities                                  4,988,779
                                                            ------------

Commitments and contingencies                                          -

Stockholders' equity:
   Preferred stock - $.01 par value, 25,000,000 shares
     authorized, no shares issued and outstanding                      -
   Common stock - $.005 par value.  100,000,000 shares
     authorized; 14,066,052 shares issued and outstanding         70,330
   Additional paid-in capital                                  9,209,058
   Retained deficit                                           (8,236,850)
                                                            ------------

            Total stockholders' equity                         1,042,538
                                                            ------------

            Total liabilities and stockholders' equity      $  6,031,317
                                                            ------------



------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      30

                                    Consolidated Statement of Operations

                                                Years Ended December 31,
------------------------------------------------------------------------------



                                                    1998        1997
                                                ------------------------

Revenue                                         $  3,536,797 $ 4,827,969

Direct costs                                       2,315,908   3,734,992
                                                ------------------------

Gross margin                                       1,220,889   1,092,977
                                                ------------------------

Operating expenses:
   Selling, general and administrative expenses    1,142,254   1,455,092
   Depreciation, depletion and amortization          654,703     756,478
   Research and development                           71,296     156,446
   Write-down of asset value                               -     700,428
                                                ------------------------

         Total operating expenses                  1,868,253   3,068,444
                                                ------------------------

Loss from operations                                (647,364) (1,975,467)
                                                ------------------------

Other income (expense):
   Interest expense, net                             (23,628)    (37,043)
   Interest expense, related party                  (117,944)   (480,460)
   (Loss) gain on sale of assets                      (2,088)    488,470
                                                ------------------------

Loss before income taxes and discontinued
     operations                                     (791,024) (2,004,500)

Income taxes                                               -           -

Discontinued operations:
   Loss from discontinued operations                       -    (113,040)
   Loss on disposal of discontinued operations        (8,643)    (46,799)
                                                ------------------------

Loss from discontinued operations                     (8,643)   (159,839)
                                                ------------------------

Net loss                                        $   (799,667 $(2,164,339)
                                                -------------------------

Loss per common share                           $      (.06) $      (.15)
                                                ------------------------



------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      31

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  YEARS ENDED DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------




                               Preferred Stock           Common Stock       Additional
                         --------------------------------------------       Paid-In        Retained
                           Shares        Amount       Shares     Amount     Capital        Deficit      Total
                         ----------------------------------------------------------------------------------------

Balance,
January 1, 1997              -           -       $14,074,167   $70,371     $9,185,017  $(5,272,844)  $3,982,544

Shares received and
retired in genesis
agreement                    -           -         (100,000)     (500)        500            -         -

Net loss                     -           -              -           -           -         2,164,339   2,164,339
                        -----------------------------------------------------------------------------------------

Balance,
December 31, 1997            -           -        13,974,167    69,871      9,185,517    (7,437,183)  1,818,205

Shares issued for
services                     -           -           100,000      500          23,500          -         24,000

Shares received and
retired in genesis
agreement                    -           -           (8,115)      (41)           41            -            -

Net loss                     -           -              -           -             -         799,667     799,667
                        -----------------------------------------------------------------------------------------

Balance,
December 31, 1998            -       $   -       14,066,052    $70,330     $9,209,058    $(8,236,850)  $1,042,538
                        =========================================================================================





------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      32

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------


                                                    1998        1997
                                                 ------------------------
Cash flows from operating activities:
   Net loss                                     $   (799,667) $(2,164,339)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation, depletion and amortization       654,809     756,478
      Write-down of technology and marketing rights        -     700,428
      Loss (gain) on disposal of assets                2,088    (488,470)
      Common stock issued for services                24,000           -
      Forgiveness of debt                            (20,000)          -
      (Increase) decrease in:
         Accounts receivable                          34,370     356,891
         Inventories                                 (31,056)    (23,497)
         Other current assets                            813      20,373
      Increase (decrease) in:
         Accounts payable                             68,231    (585,177)
         Accrued liabilities                        (799,971)  1,282,858
         Deferred revenue                             (9,041)   (266,046)
                                                 ------------------------
         Net cash (used in) continuing operations   (875,424)   (410,501)
         Cash provided by (used in) discontinued
           operations                                683,853   2,483,473
                                                 ------------------------

               Net cash (used in) provided by
               operating activities                 (191,571)  2,072,972
                                                 ------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                        4,700     738,002
   Decrease in notes receivable                       19,058      49,011
   Purchase of property, plant and equipment         (88,935)   (153,378)
                                                 ------------------------

               Net cash provided by
               investing activities                   65,177     633,635
                                                 ------------------------

Cash flows from financing activities-
   payments on long-term debt                       (133,992) (2,461,077)
                                                 ------------------------

            Net increase (decrease) in cash         (390,740)    245,530

Cash, beginning of year                            1,153,199     907,669
                                                 ------------------------

Cash, end of year                               $    762,459 $ 1,153,199
                                                 ------------------------

------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      33

                                    Consolidated Statement of Cash Flows
                                    Continued

------------------------------------------------------------------------------

                                                    1998        1997
                                                ------------------------

Supplemental Disclosure of Cash Flow Information

   Actual cash amounts paid for:

         Interest                               $    181,019  $  133,747
                                                ------------------------

         Income taxes                           $       -     $     -
                                                ------------------------

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended December 31, 1998, the following transactions occurred:

o Property and equipment with an aggregate value of $77,400 was purchased with debt.

o As part of the bankruptcy proceedings $925,911 of accrued interest was included as part of long-term debt.




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      34

                              Notes to Consolidated Financial Statements

                                              December 31, 1998 and 1997
------------------------------------------------------------------------------


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


   Used Oil Technology
   The Company has technology which refines various types of used oils, producing a usable product. The Company's marketing efforts extend to a worldwide market. Revenues are generated through consultation regarding the process and royalties on the technology.


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


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



1. Summary of Significant Accounting Policies
   Continued

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

   Buildings and equipment                                     15-25 years
   Equipment and vehicles                                       3-10 years


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



1. Summary of Significant Accounting Policies
   Continued

Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

The Company provides for depreciation on the straight-line and accelerated methods for financial accounting while using various accelerated methods for income tax accounting. The tax effects of these differences are reflected as deferred income taxes.


Amortization
The Company amortizes its marketing and technology rights for the refining process over seven years.


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


2. Going Concern

The Company has sustained significant operating losses in 1998 and 1997, and it has taken longer than projected to bring the re-refining technology to economic viability. This has caused the Company to incur more research and development costs than originally projected. In addition, the Company filed on September 26, 1997 a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1998 the bankruptcy court approved the Company's plan. Under terms of the confirmed plan certain obligations were restructured. It is not known if the Company will be able to meet its obligations under the confirmed plan. These factors create an uncertainty about the Company's ability to continue as a going concern.


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



2. Going Concern
   Continued

The Company has made continuous efforts to negotiate settlements to satisfy claims, obligations and to obtain profitable operations. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of technology, and attaining future profitable operations. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.


3. Notes Receivables and Deferred Revenue
The Company entered into a contract to modify and refurbish a plant for another entity. During 1993, the construction was complete and the Company began receiving payments for this construction. Terms of the agreement stipulate that the Company will be reimbursed at the rate of 200% of its actual costs. Payments are received based on the incremental margin of liquid prices charged over the revenue expected from gas sales. At December 31, 1998, the note receivable balance totaled approximately $110,000 of which $20,000 is due in 1999. Since payment of the note is contingent upon future earnings, an amount totaling approximately $52,000 has been recorded as deferred revenue and is recognized when payments are received. Income related to this note of $9,000 and $16,000 was recognized as income on the note during the years ended December 31, 1998 and 1997, respectively.


The Company has another note receivable totaling $300,000 with no interest rate which was due December 31, 1997. The note is unsecured. The Company established $300,000 allowance reserve to affect the note receivable.


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------




4. Property and Equipment

Property and equipment at December 31, 1998 consists of the following:


Land                                   $    134,535
Vehicles                                    130,838
Machinery and equipment                   4,967,740
Buildings and structures                    728,877
Office furniture and equipment              283,318
                                       ------------

                                          6,245,308

Less accumulated depreciation,
  amortization, and depletion            (2,288,754)
                                       ------------

                                       $  3,956,554
                                       ------------

5. Technology and Marketing Rights

During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil. In addition, the Company has developed its own technology relating refining used oil. The Company is currently in negotiations with several entities who desire to use its refining process. The Company capitalized $2,228,684 of patent, engineering, and other costs related to this agreement. The Company historically has evaluated the value of its technology and marketing rights based on comparing the unamortized balance to undiscounted projected operating income over the remaining technology and marketing rights amortization period.


As a result of the uncertainty of future operating results and the litigation relating to the technology and marketing rights, the Company took a charge at December 31, 1997 of $700,428. These rights are being amortized on a straight-line basis over seven years. Amortization expense of $142,857 and $175,563 was recorded during the years ended December 31, 1998 and 1997, respectively, and accumulated amortization after the one time charge at December 31, 1998, totaled $1,371,541.




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------




6. Long-Term Debt

Long-term debt at December 31, 1998, is as follows:

Note payable to a shareholder of the Company with interest at a rate of 7% secured by a Trust Deed and a security interest in assets of the Company $

                                                      3,600,000

Notes payable to various financial institutions bearing interest at between 7.0% and 11.25%, due in combined monthly installments of $5,621 including interest, secured by real estate
                                                        462,948


Notes payable to shareholders with interest
accruing at 7.0% unsecured                               99,145

Notes payable to various financial institutions, due in combined monthly installments of $3,973, including interest at rates between 10.25% and 11.9%, secured by vehicles
                                                         88,777


Capital lease obligations (see note 7)                  128,715
                                                     ------------

                                                      4,379,585


Less current portion of long-term debt                 (913,597)
                                                     ------------

Net long-term debt                                 $  3,465,988
                                                     ============


6. Long-Term Debt
   Continued

Future maturities of long-term debt as of December 31, 1998 are as follows:


   Year                                   Amount
                                       ------------
   1999                                $    913,597
   2000                                   1,100,099
   2001                                   1,066,689
   2002                                     893,408
   2003                                     104,738
   Thereafter                               301,054
                                       ------------

                                        $ 4,379,585
                                       ============

------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




7. Capital Leases
The Company has entered into several noncancellable capital leases for equipment. The leases have between three and four year lease terms, aggregate monthly payments total $5,279. The assets under capital leases have been capitalized at an aggregate cost of $237,371 and accumulated amortization of these costs totaled $95,329 at December 31, 1998. Future minimum lease payments are as follows:


   Year                                            Amount
                                               ------------
   1999                                       $    100,931
   2000                                             35,912
                                               ------------

Total minimum lease payments                       136,843

Less amount representing interest                   (8,128)
                                               ------------

Present value of minimum lease payments       $    128,715
                                               ============



8. Income Taxes

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


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



8. Income Taxes
   Continued

The Company's income tax (expense) benefit differed from the statutory federal rates as follows:


                                              1998        1997
                                          ------------------------

Statutory rate applied to loss
before taxes                            $    272,000  $   700,000
State income taxes                            40,000      108,000
Increase in valuation allowance             (312,000)    (808,000)
                                          ------------------------

                                        $        -    $       -
                                          ========================



Significant components of the Company's deferred tax assets (liabilities) and tax liabilities at December 31, 1998 are as follows:


Depreciation                                                 $(455,000)
Net operating losses                                         3,125,000
Capital loss carryover and nondeductible accruals               77,000
Valuation allowance                                         (2,747,000)
                                                           ------------

                                                           $       -
                                                           ============



The Company has approximately $9,192,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2013. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized. In addition, the Company has $207,000 of capital loss carryforwards available to offset income.


It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. Consequently, a valuation allowance has been established to offset any tax asset.



9  Discontinued
   Operations
As part of the Company's restructuring, to reduce expenses, and to satisfy claims and other obligations, the Company has sold or

------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



discontinued several segments of its operations during the years ended December 31, 1997 and 1996.


The Company, during 1997, sold for $4,014,604 its oil and gas producing and gathering system in Utah. The Company realized a gain of $2,087,717 on the disposal of these operations.


The Company in prior years had an interest in a joint venture which owned a plant (Genesis) which refined various types of used oil. In 1997, the Company, under a court settlement, agreed to give the Genesis plant, its ownership in a joint venture and pay $750,000 to its joint venture partner. The Company received back 100,000 shares in 1997 and 8,115 shares in 1998, of its common stock and was released from further liability relating to the Genesis plant. The $750,000 was accrued at December 31, 1997 and was paid during the year ended December 31, 1998. The Company realized a loss of $2,134,516 on the disposal of the Genesis plant in 1997.


During 1997, in an effort to increase cash flow and reduce expenses, the Company discontinued Gagon.


Condensed discontinued operations are as follows for the year ended December 31, 1997:


                                     Year Ended December 31, 1997
                            ---------------------------------------------------
                              Gagon     Oil and Gas     Genesis      Total
                            ---------------------------------------------------

Revenue                     $2,327,601    $632,048      $1,160,520  $4,120,169
Costs and expenses          (2,332,210)   (549,435)     (1,351,564  (4,233,209)
                            ---------------------------------------------------

Net loss before income taxes    (4,609)     82,613        (191,044)   (113,040)
                            ---------------------------------------------------
Income taxes                       -           -              -           -
                            ---------------------------------------------------

Net loss                    $  (4,609)    $ 82,613      $(191,044)   $(113,040)
                            ---------------------------------------------------



10.Related Transactions
Interest expense recorded for related party notes payable (see note 6) totaled $117,946 and $480,460 for 1998 and 1997, respectively.



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



11.Stock Option Plan
The Company has a stock option plan for officers and directors of the Company (Officers Option Plan), under which a maximum of 350,000 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Officers Option Plan, 7,500 options are granted each year to various officers and directors of the Company. Additional options may be granted at the discretion of the board of directors.


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


A schedule of options and warrants at December 31, 1998 is as follows:


                               Number of         Option Price
                                Options           Per Share
                           --------------------------------------

Outstanding at December 31,     734,166      $    1.08 - 5.65
1997
  Granted                        22,500           4.50
  Expired                       650,000           1.08
  Forfeited                       7,500           4.50
                           --------------------------------------

Outstanding at December 31,      99,166      $    4.50 - 5.65
1998
                           --------------------------------------

Options exercisable and shares available for future grant are as follows:


                                     December 31,
                              ------------------------
                                  1998        1997
                              ------------------------
Options exercisable              99,166     734,166
Shares available for grant      950,834   1,015,834


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



12.Stock-Based Compensation
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                       December 31,
                              ----------------------------
                                  1998        1997
                              ----------------------------

Net loss - as reported        $   (799,667  $ (2,164,339)
Net loss - pro forma          $   (803,711  $ (2,214,514)
Loss per share - as reported  $      (.06)  $       (.15)
Loss per share - pro forma    $      (.06)  $       (.16)
                              ----------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                              December 31,
                                         -----------------------
                                            1998        1997
                                         -----------------------

Expected dividend yield                 $      -      $    -
Expected stock price volatility              141%         146%
Risk-free interest rate                        5%         4.5%
Expected life of options                   5 years      5 years
                                         ------------------------

The weighted average fair value of options granted during 1998 and 1997 are $.18 and $3.30, respectively.

The following table summarized information about fixed stock options outstanding at December 31, 1998:


------------------------------------------------------------------------------

12.Stock-Based Compensation
   Continued


                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------




                       Options Outstanding         Options Exercisable
               ------------------------------------------------------------
                              Weighted
                               Average
                  Number      Remaining    Weighted      Number      Weighted
     Range of   Outstanding  Contractual   Average     Exercisable    Average
     Exercise      at           Life       Exercise        at        Exercise
      Prices     12/31/98      (Years)     Price        12/31/98       Price
     -------------------------------------------------------------------------

     4.5-5.65     99,166        2.17        4.67         99,166        4.67
     -------------------------------------------------------------------------



13.Significant
   Customers
The Company has a customer whose sales exceed 10% of total revenues. Sales to this customer were approximately $1,220,000 and $1,369,000 for the years ended December 31, 1998 and 1997, respectively.


14.Segment Information
The Company has operations in the segments of gas processing, technology, marketing rights, and other. The following is a breakdown by segment:


                               1998        1997
                           ------------------------

Capital expenditures:
   Oil and gas             $    134,545  $  149,303
   Used oil refining             27,788           -
   Other                          4,002       4,075
                           ------------------------

                  Total    $    166,335  $  153,378
                           ========================




Depreciation and amortization:
   Oil and gas             $    454,362 $   524,479
   Used oil refining            144,407     170,581
   Other                         56,040      61,418
                           ------------------------

                  Total    $    654,809 $   756,478
                           ========================



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



14.Segment Information
   Continued

                               1998        1997
                           ------------------------

Identifiable assets:
   Oil and gas             $  3,890,643 $ 4,063,606
   Used oil refining          1,010,640   1,072,298
   Other                      1,130,034   1,804,600
   Discontinued                       -     683,853
                           ------------------------

                  Total    $  6,031,317 $ 7,624,357
                           ========================


Revenue:
   Oil and gas             $  3,069,401 $ 4,280,278
   Used oil refining            433,368     531,991
   Other                         34,028      15,700
                           ------------------------

                  Total    $  3,536,797 $ 4,827,969
                           ========================


Direct costs:
   Oil and gas             $ (2,124,046) $(3,502,587)
   Used oil refining           (191,862)   (232,405)
   Other                              -           -
                           ------------------------

                  Total    $ (2,315,908) $(3,734,992)
                           ========================

Gross margin               $  1,220,889  $ 1,092,977
                           ========================


Operating expenses:
   Oil and gas             $   (925,413)$(1,089,497)
   Used oil refining           (419,137) (1,276,517)
   Other                       (523,703)   (702,430)
                           ------------------------

                  Total    $ (1,868,253) $(3,068,444)
                           ========================

Loss from operations       $   (647,364) $(1,975,467)
                           ========================




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



15.Profit Sharing Plan
During 1995, the Company commenced a defined contribution retirement plan which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The company made contributions of $712 and $3,454 for the years ended December 31, 1998 and 1997, respectively.


16.Fair Value of Financial Instruments
None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


17.Earnings Per Share
Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows (in thousands, except per share amounts):


                                            Years Ended
                                            December 31,
                                     ----------------------------
                                          1998        1997
                                     ----------------------------
Basic EPS:
  Net loss available to common
    stockholders                      $  (799,667) $ (2,164,339)
                                     ----------------------------

  Weighted average common shares       14,065,800    13,974,167
                                     ----------------------------

  Net income per share                $     (.06)  $       (.15)

                                     ----------------------------



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                              Continued

------------------------------------------------------------------------------



17.Earnings Per Share
   Continued

Diluted EPS:
  Net loss available to common
    stockholders                              $  (799,667  $ (2,164,339)
                                              --------------------------

  Weighted average common shares                14,065,800   13,974,167
                                              --------------------------

  Net income per share                        $      (.06) $       (.15)
                                              --------------------------



18.Contingency

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of these statements will have a material impact on the Company's financial statements.


19.Recent Accounting Pronouncements

As part of the construction of the used oil refinery plants and the sale of the technology to outside parties, the contracts include certain guarantees of performance by the plants and the sold technology. Should the guarantees of performance not be met, the contracts provide for certain concessions to be made by the Company. No amounts have been included in the financial statements for any contingencies.








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

      Name                         Age              Position

      Michael R. Williams           47      Director/Chairman/CEO/President

      Mark W. Holland               42      Director/Chief Financial Officer

      Laurie Evans                  34      Director/Vice President of
                                            Marketing Interline Energy Services


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

     Mark W. Holland. Mr. Holland has been employed as a Controller for the Company since 1989 and was appointed Chief Financial Officer in 1994. On May 16, 1997 Mr. Holland was appointed as a Director of the Company. From 1983 to 1989 Mr. Holland was employed by Savage Industries, Inc. as an accountant and as a Controller for the Ideal Corporation and Cornelius Development Corporation subsidiaries. Mr. Holland received his Certified Public Accountant certification in 1989. Mr. Holland received his Bachelor of

Science degree in Accounting and Business Administration from Southern Utah State College in 1983.

     Laurie Evans. Ms. Evans joined the Company in January 1996, and has been a member of the Company's executive management team serving as Assistant for the President since July 1997. In September of 1998, Ms. Evans was appointed Director for the Company and Vice President of Marketing for Interline Energy Services. In addition to her duties of marketing, Ms Evans makes a significant contribution in the areas of accounting and operations of the Company. Upon joining the Company, Ms Evans brought seven years of previous management experience in retail and medical. Ms. Evans attended Brigham Young University, where she pursued an undergraduate degree in Business Management.

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                                                                               Long-Term Compensation
                                                                       -----------------------------------
                                          Annual Compensation               Awards             Payouts
                                      ----------------------------     ---------------------------------------------
(a)                      (b)        (c)         (d)       (e)         (f)          (g)         (h)         (i)
                                                          Other                                            All
Name and                                                  Annual        Restrict    Options/    LTIP       Other
Principal                           ($)         ($)       Compen-       Stock       SAR's       Payouts    Compen-
Postition                Year       Salary      Bonus     sation($)     Awardsm($)  (#)         ($)        sation($)
--------------------------------------------------------------------------------------------------------------------
Michael R. Williams      1998     $125,000      $-0-      $-0--         $-0-        7,500(1)    $-0-       $-0-
 President, CEO          1997     $156,216      $-0-      $-0--         $-0-        7,500(1)    $-0-       $-0-
 Chairman                1996     $168,000      $-0-      $-0--         $-0-        7,500(1)    $-0-       $-0-
--------------------------------------------------------------------------------------------------------------------



(1) According to the Company's 1994 Officers and Directors Stock Option Plan which was approved by the Company's shareholders on May 10, 1994, Mr. Williams was granted 7,500 shares of the Company common stock on , March 1, 1996, March 1, 1997 and March 1, 1998 at a price of $4.50.

     The Company provides health and life insurance to its employees, including its officers and certain directors.

Stock Options Granted During 1998
      The following table provides information on grants of stock options during 1997 to the persons named in the Summary Compensation Table above.



                             OPTION GRANTS IN 1997
-------------------------------------------------------------------------------
                                   Individual
                                     Grants
-------------------------------------------------------------------------------
        (a)               (b)            (c)          (d)            (e)
-------------------------------------------------------------------------------
                                      % of Total
                                      Options        Exercise
                        Options       Granted to     or Base
                        Granted       Employees      Price        Expiration
        Name              (#)            in          ($/Sh)          Date
                                      Fiscal Year
-------------------------------------------------------------------------------
 Michael R. Williams     7,500          33.33%       $4.50          3/1/02
-------------------------------------------------------------------------------

Option Values at December 31, 1998

      No options were exercised during 1998 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 1998 owned by the people named in the Summary Compensation Table above.


                                        AGGREGATE OPTION EXERCISED IN 1997
                                          AND YEAR-END 1997 OPTION VALUES
-----------------------------------------------------------------------------------------------------------------
        (a)               (b)            (c)                   (d)                             (e)
-----------------------------------------------------------------------------------------------------------------
                                                           Number of                   Value of Unexercised
                                                     Unexercised Options at          In-the-Money Options at
                                                       Year End 1998 (#)               Year End 1998 ($)(1)
                         Shares
                       Acquired on      Value
        Name            Exercise       Realized    Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------

Michael R. Williams       -0-            -0-         37,500            -0-          $-0-                -0-

------------------------------------------------------------------------------------------------------------------



(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 1998 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the obtain by a licensed stock broker on December 31, 1998 ($0.08).

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

Name and Address                                                  Percentage
of Beneficial Owner                 Shares Owned(1)               Owned

Michael R. Williams(2)(3)              2,703,006                  19.08%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Maurice D. Sabbah(4)                   2,052,666                  14.49%
c/o Fortress RE
262 East Morehead St.
PO Box 700
Burlington, NC  27216

Mark W. Holland(2)(5)                    239,720                   1.69%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Laurie Evans(2) (6)                        7,500                    .05%
777 North 1570 West
Pleasant Grove, Utah  84062

All Officers and Directors             2,950,226                  20.82%
as a Group (3 persons)

Total Shares Issued and               14,165,218                    100%
Outstanding(1)

      (1)As of March 17, 1999 there were 14,066,052 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 99,166 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 14,165,218 shares issued and outstanding.

            (2) These individuals are the officers and directors of the Company.

            (3) Mr. Williams is a Director and the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,561,056 beneficially owned, 104,450 shares owned by his minor children and 37,500 shares issuable upon the exercise of currently exercisable options.,

            (4) Includes 2,052,666 shares which are owned directly by Mr. Sabbah. The number of shares indicated excludes 29,000 shares owned by Mr. Sabbah's daughter and 25,000 shares owned by Mr. Sabbah's wife, as to both of which Mr. Sabbah disclaims beneficial ownership.

            (5) Mr. Holland is Director and Chief Financial Officer of the Company. The number of shares indicated as owned by Mr. Holland includes 178,054 directly owned by Mr. Holland and 61,666 shares which may be issued upon the exercise of a currently exercisable stock option.

            (6) Mrs. Evans is Director and Vice President of Marketing for Interline Energy Services. The number of shares indicated as owned by Mrs. Evans includes 0 directly owned by Mrs. Evans and 7,500 shares which may be issued upon the exercise of a currently exercisable stock option. The number of shares indicated excludes 3,500 shares owned by Mrs. Evans spouse of which Mrs. Evans disclaims beneficial ownership.

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

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 7% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1998 was as follows:

                                    Total Amount            Unpaid as of
            Lender                    of Loans                12/31/98
            ------                  ------------            ------------
      Michael R. Williams           $89,519                  $   -0-
      Timothy G. Williams           $19,000                  $14,676
      Gearle D. Brooks              $79,985                  $19,626

      As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1998 was as follows:

                                    Total Amount            Unpaid as of
            Lender                    of Loans                12/31/98

        Michael R. Williams           $165,000                 $  -0-
        Timothy G. Williams           $ 60,000                 $  -0-
        Gearle D. Brooks              $ 75,000                 $64,843

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. Under the plan, the Company will pay Mr. Brooks and Mr. Williams quarterly payments of interest and 2.16% of the principal balance. The Company also reached agreement with Maurice D. Sabbah, a shareholder of the Company. The following terms of the agreement were incorporated in the plan.

      The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company will make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company will also make principal payment of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. As obligated in the previous agreements, the Company executed a new Pledge Agreement with this major creditor pledging stock of the Company and stock of all subsidiaries of the Company.

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

      B. Reports on Form 8-K. The Company filed one reports on Form 8-K during the fiscal year ended December 31, 1998.

Exhibits to Form 10-KSB/A
                                                                Sequentially
Exhibit                                                           Numbered
Number                        Exhibit                               Page

 3.1              Articles of Incorporation - Incorporated by        N/A
                  Reference to Exhibit 3.1 to Registration
                  Statement No. 33-25011-D on Form S-18

 3.2              Amendment to Articles of Incorporation -           N/A
                  Incorporated by reference to Form 8-A
                  filed January 18, 1991

 3.3              Bylaws - Incorporated by reference to Exhibit -    N/A
                  3.2 to Registration Statement 33-25011-D on
                  Form S-18

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

10.3              License Agreement - Petroleum Systems, Inc. -      N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.4              License Agreement - Gadgil Western Corporation -   N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.5              Stock Option Agreement - Michael R. Williams -     N/A
                  dated August 29, 1993
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.6              Stock Option Agreement - Timothy G. Williams -     N/A
                  dated August 29, 1993
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.7              Stock Option Agreement - Gearle D. Brooks -        N/A
                  dated August 29, 1993
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.8              1994 Non-Insider Stock Option Plan -               N/A
                  dated February 24, 1994
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.9              1994 Officer and Director Stock Option Plan -      N/A
                  dated February 24, 1994
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.10             Agreement and Plan of Reorganization -             N/A
                  Gagon Mechanical Contractors, Inc.

                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

10.11             Quaker State Resources Agreements -                N/A
                  (Incorporated by Reference to Form 8-K
                  dated September 13, 1994)

10.12             Whelan Environmental Services Agreement -          N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1994)

10.13             Amoco Processing/Transportation Agreement -        N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.14             PSI Assignment Agreement -                         N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.15             Dukeun Industrial Company Agreements -             N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.16             Bahrain and Singapore Agreement -                  N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.17 Genesis Petroleum - Salt Lake, L.L.C Agreements - N/A (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.18             Guarantee - Interline (UK) -                       N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.19             Note Purchase Agreement - Maurice Sabbah -         N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.20             Note Purchase Agreement - Maurice Sabbah -         N/A

                  (Incorporated by Reference to Form 8-K
                  dated June 27, 1996)

10.21             Transpacific Industries License Agreements -       N/A


10.22             Q Lube Inc. Letter Agreement -- Termination of -   N/A
                  License and Technology Disclosure Agreement and Related Agreements

10.23 Questar Asset Agreement - Utah Oil and Gas Sale - N/A (Incorporated by Reference to Form 8-K dated May 12, 1997)

10.24             Genesis Petroleum Settlement Agreement -           N/A
                  (Incorporated by Reference to Form 8-K
                  dated January 27, 1998)

21.1              Subsidiaries of Registrant -                       N/A

87.1              Financial Data Schedule                            61


REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 1999               INTERLINE RESOURCES CORPORATION



                                    By/s/ Michael R. Williams
                                    --------------------------------
                                       Michael R. Williams
                                       CEO/President
                                       Principal Executive Officer
                                       Director



                                    By/s/ Mark W. Holland
                                    --------------------------------
                                      Mark W. Holland
                                      Chief Financial Officer / Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Date              Title             Signature

      March 17, 1999          CEO/President     /s/ Michael R. Williams
                              and Director     -----------------------------
                                                Michael R. Williams

      March  17, 1999         Director/         /s/ Laurie Evans
                              Secretary        -----------------------------
                                                Laurie Evans