Form 10QSB
period 1999-03-31
INTERLINE RESOURCES CORP
filed 1999-05-17
CIK 841533

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file number 0-18995

                         INTERLINE RESOURCES CORPORATION
        (Exact name of small business issuer as specified in its charter)


                     Utah                           87-0461653
               -----------------               --------------------
         (State or other jurisdiction of         (I.R.S. employer
          incorporation or organizatio          identification no.)


                  160 West Canyon Crest Road, Alpine, UT 84004
              -----------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 756-3031
     ----------------------------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                          Common Stock $.005 Par Value
                       ---------------------------------
                                 Title of Class


  Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

     Check if there is no disclosure of deliquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in difinitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     As of May 15, 1999, 14,066,052 shares of the Issuer's common stock were issued and outstanding, 9,169,826 of which were held by non-affiliates. As of May 15, 1999, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $550,190. The Issuer's revenues for the three months ending March 31, 1999 were $816,934.

     APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS. Indicate by check whether the Registrant has filed all documents and reports required to be file by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No____.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                  FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                         Page

            Condensed Consolidated Balance Sheet at
            March 31, 1999                                               5

            Condensed Consolidated Statement of Operations for the
            three ended March 31, 1999 and 1998                          7

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 1998                   8

            Notes to Condensed Consolidated Financial Statements        10

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations               13


PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                           23

Item 2      Changes in the Securities                                   24

Item 3      Defaults Upon Senior Securities                             25

Item 4      Submission of Matters to a Vote of Security Holders         25

Item 5      Other Information                                           25

Item 6(a)   Exhibits                                                    25

Item 6(b)   Reports on Form 8-K                                         25

            Signatures                                                  26

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

                                March 31, 1999

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

      In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of March 31, 1999, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)



                                                   March 31,
                                                     1999
                                                 --------------

Assets

Current assets:
  Cash and cash equivalents                        $413,266
  Accounts receivable - trade                       400,338
  Inventories                                        45,391
  Note receivable - current portion                  20,000
  Other current assets                               33,536
                                               --------------
      Total current assets                          912,531

Property, plant and equipment                     6,294,695
Accumulated depreciation and depletion           (2,373,106)
                                               --------------

     Net property, plant & equipment              3,921,589

Note receivable                                      85,746
Technology and marketing rights                     821,430
                                               --------------
        Total assets                             $5,741,296
                                               ==============




     The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                       March 31,
                                                         1999
                                                   ---------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                     $257,967
  Accrued liabilities                                   164,471
  Note payable, related party                           750,000
  Current portion of long-term debt                     163,597
                                                   ----------------
     Total current liabilities                        1,336,035
                                                   ----------------

Long-term debt less current maturities                  666,959
Note payable, related party                           2,850,000
Deferred income                                          50,166
                                                   ----------------
     Total liabilities                                4,903,160

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares
     authorized; 0 series A shares issued and o/s         -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,066,052 shares
     outstanding at March 31, 1999                       70,330
  Additional paid-in capital                          9,209,058
  Retained earnings                                  (8,441,252)
                                                   ---------------
       Total stockholders' equity                       838,136
                                                   ---------------
       Total liabilities & stockholders' equity      $5,741,296
                                                   ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                   Three months ended
                                                        March 31,
                                         ------------------------------------
                                                1999                  1998
                                         ------------------------------------
Revenue                                       $816,934              $897,570
Direct costs                                   534,212               670,878
                                         ------------------------------------
Gross margin                                   282,722               226,692

Selling, general and
   administrative expenses                     240,416               316,448
Research and development                        19,678                23,446
Depreciation, depletion and amortization       168,712               170,321
                                          ------------------------------------
 (Loss) from operations                       (146,084)             (283,523)

Other income (expense) net
  Interest income (expense)                    (14,226)              (10,086)
  Interest expense, related party              (63,000)              (88,475)
  Gain from sale of assets                      18,908                   -
                                          ------------------------------------

(Loss) before discontinued operations         (204,402)             (382,084)

Income (loss) from discontinued operations        -                     -
                                          ------------------------------------

Net (loss)                                   ($204,402)            ($382,084)
                                          ====================================
Earning per share
  Loss from continuing operations               ($0.01)               ($0.03)
  Income (loss) from discontinued                $0.00                 $0.00
     operations
                                          ------------------------------------
   (Loss) per common share:                     ($0.01)               ($0.03)
                                          ====================================
Weighted average shares o/s                 14,066,052            14,066,052
                                          ====================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                         ------------------------------------
                                                              1999                   1998
                                                         ------------------------------------
Cash flows from operating activities:
  Net  income (loss)                                        (204,402)             (382,084)
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortization                   132,998               170,321
  Gain on disposal of asset                                  (18,908)                 -
  Common Stock issued for services                              -                   24,000
  (Increase) decrease in:
     Accounts receivable                                    (130,618)               (5,554)
     Inventories                                               9,834                (1,170)
     Other current assets                                    (13,041)                3,896
     Note receivable                                           3,975                   -
  Increase (decrease) in:
     Accounts payable                                       (109,200)               50,250
     Accrued liabilities                                     (25,504)             (780,972)
     Other current liabilities                                   -                  88,474
     Deferred income                                          (1,888)                  -
                                                         ------------------------------------


      Net cash (used) by operating activities               (356,754)             (832,839)

Cash flows from investing activities:
  Proceeds from sale of equipment                              3,000                  -
  Proceeds from sale of joint venture                           -                     -
  Purchase of intangible assets                                 -                     -
  Net assets of discontinued operations                         -                   74,799
  Purchase of property, plant & equipment                    (46,410)              (21,948)
                                                         ------------------------------------

  Net cash provided (used in) investing activities           (43,410)               52,851



The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                  Three months ended
                                                       March 31,
                                          ------------------------------------
                                                   1999              1998
                                          ------------------------------------
Cash flows from financing activities:
  Proceeds from debt obligations                  76,280               -
  Payment on long-term debt                      (25,309)          (27,555)
                                          ------------------------------------

  Net cash provided (used) by financing           50,971           (27,555)
      activities                          ------------------------------------

Net increase (decrease) in cash                 (349,193)         (807,543)

Cash, beginning of year                          762,459         1,153,199
                                          ------------------------------------

Cash,  end of  quarter                           413,266           345,656
                                          ====================================



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

               INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


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

Contingencies
      During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At March 31, 1999, the remaining liability on the note was approximately $83,465.

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

               INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


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


Profit Sharing Plan
      During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $463 and $316 for the three months ended March 31, 1999 and 1998, respectively.


Reclassification
      Certain amounts in the prior years financial statements have been reclassified to conform to the September 30, 1998 presentation.


Going Concern
      The Company has sustained significant operating losses in 1998 and 1997, and it has taken longer than projected to bring the re-refining technology to economic viability. This has caused the Company to incur more research and development costs than originally projected. In addition, the Company filed on September 26, 1997, a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1998, the bankruptcy court approved the Company's plan. Under terms of the confirmed plan, certain obligations were restructured. It is not known if the Company will be able to meet its obligations under the confirmed plan. These factors create an uncertainty about the Company's ability to continue as a going concern.

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

Interline Energy Service - Oil and Gas Operations

      The Company has been engaged in the oil and gas industry since 1990. Its oil and gas operations primarily involve natural gas gathering, natural gas processing, a crude oil pipeline operation, and oil well production. The Company's main oil and gas operations are located in east-central Wyoming. Wyoming operations, located near Douglas, include the Well Draw Gas Plant ("Well Draw"), a crude gathering pipeline, a 20.4% interest in the Hatcreek Partnership, NGL trucking and four producing oil and gas wells.

Well Draw Gas Plant
      Well Draw, located near Douglas, Wyoming, is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallon of NGLs each day. The Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, the Company enters into agreements for fractionation of liquids from others on a fee basis. Most of the liquids originate from liquids that are trucked into the plant from outside sources. The liquids are then processed and fractionated into commercial propane, butane, and natural gasoline, and re-marketed into the local market. As part of the plant system, the Company owns a gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the plant. The plant processed and fractionated a total of 100,007 gallons a day of NGLs for the three months ended March 31, 1999 compared to 78,100 gallons a day for the three months ended March 31, 1998. Of the total gallons fractionated and processed, 9,228 gallons per day was for the Company and 90,779 gallons per day for others, as compared to 9,039 and 69,061 gallons per day respectively in 1998.

Amoco Contract
      During 1994, the Company entered into a six year contract with Amoco Production Company to process NGLs. The agreement expires June 1, 2000. The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Plant in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming plant where the NGLs are collected. During the three months ended March 31, 1999, the Company processed an average of 50,182 gallons per day of NGLs under the Amoco contract compared to 47,198 for the three months ended March 31, 1998. The Amoco agreement accounted for 50.17% of the total NGLs processed by the Plant for the three months ended March 31, 1999 compared to 60.43% for the three months ended March 31, 1998.

      Most of the revenue earned at the Well Draw Gas Plant is derived from the Amoco agreement. The Amoco agreement expires June 1, 2000 and if this agreement is not renewed it will have a substantial impact on the ability of the Company to continue operations.

KN Gas Gathering Agreement
      During the first quarter of 1998, the Company entered into a agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. During the three months ended March 31, 1999 the Company processed an average of 40,599 gallons per day of NGLs under this agreement compared to 20,000 gallons a day for the three months ended March 31, 1998. The KNGG agreement accounted for 40.6% of the total NGLs processed by the plant for the three months ended March 31, 1999 compared to 25.61% for the three months ended March 31, 1998. In the past, the local market for NGLs has weakened during the warm months and liquid prices decline. In April 1999, due to lower NGLs prices in the local market, KNGG reduce the amount of NGLs delivered to the plant to approximately 10,000 gallons a day.

Conoco Pipeline
      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported 45,041 barrels of crude during the three months ended March 31, 1999 compared to 67,045 during the three months ended March 31, 1998.

Hat Creek Partnership
      The  Hat  Creek  Partnership,  of  which  Interline  Energy  owns a  20.4%
interest, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant. The Company receives revenues from the sale of oil and gas from the oil wells.

Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended March 31, 1999 the wells produced approximately1,358 barrels of oil and 3,016 Mcf of natural gas compared to approximately 2,125 barrels of oil and 4,031 Mcf of natural gas for the three months ended March 31, 1998.

NGL Transportation Operation
      The Company's NGL transportation operation transported approximately 9 million gallons of raw and finished products during the three months ended March 31, 1999. The Company operates five tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      Management is unaware of any significant future capital expenditures except for the addition to the office and control room at the Well Draw Gas Plant The total cost of this addition will be approximately $60,000. However, the very nature of equipment operation, including the wear and tear and replacement in this type of operation, can be significant. Further, it is noted that most of the revenues earned by the Well Draw Plant are derived from the Amoco contract which will expire in June 1, 2000. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids and gas connections to expand and diversify its operations in Wyoming, however, its operations are in a limited and well defined area and expansion is difficult.


Interline Hydrocarbon - Used Oil Refining

     Revenues to the Company, from its used oil refining technology can come from five sources: 1) profits made from constructing used oil plants, 2) granting exclusive territories to licensee, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating Plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) rather than build plants, sell the construction plans and provide consultation and expertise so the customer can then build the Plant.

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

      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery. The plant will be located in Madrid, Spain. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline will receive a $534,000 engineering and licensing payment and receive a running royalty of $0.0175 on each gallon produced and sold for 10 years. As of March 31, 1999, the Company has recorded revenues of $350,000 of the $534,000 based on meeting certain criteria in the contract. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up.

      It has also become evident to management that demanding royalties based on production in many situations and countries is difficult. Unless and until the rerefined oil produced in a Plant can be sold at higher values based on pricing similar to base lubricating oils, on-going royalties based on production is difficult to obtain. The most viable opportunities management has discovered are in countries that have governmental concessions resulting in economic incentives for collecting and processing used oil. This reality has been seen in both Korea, where the royalty was terminated for the first plant, and England where, as described in previous filings, the royalties were reduced and not payable until profitable.

      Management still believes that there exists economic justification and interest in the technology. The Company continues to improve the technology, and on May 28, 1998 filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. While management continues to receive inquiries about the technology, the Company is selective as to potential purchasers. From experience, management is aware of the complicated nature between the balance of supply and demand. Management has become much more selective in its consideration of selling the technology to prospective purchasers and unless favorable conditions exist the Company discourages the purchaser. Management has become much more active in helping potential customers evaluate their end product sales markets.

Results of Operations

      The  following  analysis  of  the  financial   condition  and  results  of
operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues
      Revenues decreased $80,636 or 8.98%, to $816,934 for the three months ended March 31, 1999 as compared to $897,570 for the three months ended March 31, 1998. The revenue decrease included a $31,949 or 4.07%, increase in oil and gas revenues; a $103,885, or 100% decrease in used oil refining revenues and an $8,700 decrease in other revenues. The Company's total revenues, on a segment basis, for the three months ended March 31, 1999 and 1998 were as follows:


           Revenues For Three Months Ended March 31, 1999 and 1998

                            1999            %           1998             %
------------------------------------------------------------------------------


Oil and Gas               $816,934         100%       $784,985        87.46%
Used Oil refining             0              0%        103,885        11.57%
Other                         0              0%          8,700          .97%
------------------------------------------------------------------------------

Total Revenue             $816,934         100%       $897,570          100%


Oil and Gas Revenues
      Oil and gas revenues contributed 100% of total revenues for the three months ended March 31, 1999, as compared to approximately 87.46% for the three months ended March 31, 1998. Revenues increased $31,949 or 11.57% to $816,934 for the three months ended March 31, 1999 as compared to $784,985 for the three months ended March 31, 1998.

      During the three months ended March 31, 1999 revenues increased $31,949, or 4.07%. This revenue increase was mainly attributed to a $82,267, or 37.42% increase in fractionation fees, a $45,989, or 13.58% increase in transportation fees, offset by a $58,634, or 28.34% decrease in
                                       17
liquids (NGLs) sold to the local market under the account of the Company. Because of low oil prices during the three months ending March 31, 1999, crude oil tariffs fees decreased by $15,276 and crude oil sold decreased by $20,154.

      The increase in fractionation and transportation fees was mainly attributed to the Company's agreement with KNGG to process NGLs at Well Draw. During the three months ended March 31, 1999 the Company processed an average of 40,599 gallons per day of NGLs under this agreement compared to 20,000 gallons a day for the three months ended March 31, 1998. In the past, the local market for NGLs has weakened during the warm months and liquid prices decline. In April 1999, due to lower NGLs prices in the local market, KNGG reduce the amount of NGLs delivered to the plant to approximately 10,000 gallons a day.

      The Company's Oil & Gas Operations revenue for the three months ended March 31, 1999 and 1998 were as follows:

   Oil & Gas Operations Revenue For Three Months Ended March 31, 1999 and 1998

                              1999          %          1998            %
------------------------------------------------------------------------------


Liquids (NGL) Sold          $199,853      24.46%     $258,487        32.93%
Fractionation Fees           219,824      26.91%      137,557        17.52%
Transportation Fees          338,752      41.47%      292,763        37.30%
Crude Tariff Fees             33,556       4.11%       48,832         6.22%
Crude Oil Sold                 9,925       1.21%       30,079         3.83%
Residue Gas Sold               9,571       1.17%        7,764          .98%
Other                          5,453        .67%        9,503         1.22%
------------------------------------------------------------------------------

Total Revenue               $816,934        100%     $784,985          100%
==============================================================================


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

      Used oil refining revenues contributed 0% of total revenues for the three months ended March 31, 1999 compared to 11.57% for the three months ended March 31, 1998. The revenues decreased $103,885, or 100%, to $-0- for the three months ended March 31, 1999 compared to $103,885 for the three months ended March 31, 1998. The $103,885 revenue for three months ended March 31, 1998 was mainly derived from the Australian refinery contract. For the three months ended March 31, 1999, the Company received no revenues relating to the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000. As of March 31, 1999, the Company has received $350,000 from Ecolube which was all reported in 1998. During the three months ended March 31, 1999 and 1998, the Company received no revenues for royalties for it used oil technology.

Direct Costs
      Direct costs decreased $136,666 or 20.37%, to $534,212 for the three months ended March 31, 1999 compared to $670,878 for the three months ended March 31, 1998. As a percent of revenues, direct costs decreased to 65.39% for the three months ended March 31, 1999 compared to 74.74% for the three months ended March 31, 1998. The decrease of $136,666 for the three months ended March 31, 1999 was mainly attributed to the Company's focus to increase cash flows by increasing margins as it relates to its liquid purchase contracts, reducing operational personnel and reducing operational expenses.

Selling, General and Administrative
      Selling, general and administrative expenses decreased $76,032, or 24.03%, to $240,416 for the three months ended March 31, 1999 compared to $316,448 for the three months March 31, 1998. As a percent of revenues, selling, general and administrative expenses were 29.43% for the three months ended March 31, 1999 compared to 35.26% for the three months ended March 31, 1998. During 1998, the Company's management developed a plan to increase cash flow and reduce expenses. Part of the plan included a reduction of personnel, including both management and operations personnel. During the three months ended March 31, 1999 the Company decrease wages by $26,089, or 26.87% to $71,014 compared to $97,103 for three months ended March 31, 1998. The Company also decreased legal, accounting and outside contract services by $42,133, or 49.66% to $42,712 for the three months ended March 31, 1999 compared to $84,845 for the three months ended March 31, 1998. These services were mainly attributed to the Company's legal proceedings, patent protection, auditing fees and bankruptcy filing.

Depreciation and Amortization
      Depreciation and amortization expenses decreased $1,609 or .94% to $168,712 for the three months ended March 31, 1999 compared to $170,321 for the three months ended March 31, 1998. As a percent of revenues, depreciation and amortization expenses increased to 20.65% for the three months ended March 31, 1999 compared to 18.98% for the three months ended March 31, 1998.

Research and Development
      Research and development expenses decreased $3,768, or 16.07%, to $19,678 for the three months ended March 31, 1999 compared to $23,446 for the three months ended March 31, 1998. As a percent of revenues, research and development expenses increased to 2.41% for the three months ended March 31, 1999 compared to 2.61% for the three months ended March 31, 1998.
      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

(Loss) from operations
      Loss from operations decreased $137,439, or 48.48%, to $146,084 for the three months ended March 31, 1999 compared to a $283,523 loss for the three months ended March 31, 1998. The $137,439 decrease in loss from operations was mainly attributed to an increase in gross margin of $140,796 from the Company's focus on increasing margins as it relates to liquid contracts. Also the Company's selling, general and administrative expenses decreased by $76,032, or 24.03%, which was mainly attributed to decrease in wages, legal, accounting and outside contract services

Other income (expenses)
      Net interest income (expense) increased $4,140, or 41.05%, to $14,226 for the three months ended March 31, 1999 compared to $10,086 for the three month ended March 31, 1998. The net increase was mainly attributed to a decrease in interest earned on the Company's money market and interest bearing accounts.

      Interest expense to a related party decreased $25,475 or 28.79%, to $63,000 for the three months ended March 31, 1999 compared to $88,475 for the three months ended March 31, 1998. This $25,475 decrease in interest expense to a related party was attributed to the Company's new note agreement. As part of the plan of reorganization under Chapter 11 the Company executed a new note agreement for $3,600,000. The new note agreement bears interest at 7% per annum compared to the old note agreements of 16%.


Liquidity and Capital Resources

      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees will be received only from the Australia Plant, and the Spanish Plant, when constructed and operational. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached an agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company will make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company will also make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001; and $850,000
on September 22, 2002. The note is protected with Trust Deeds which include a security interest in the Company's Alpine office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. As obligated in the previous agreements, the Company executed a new Pledge Agreement with this major creditor pledging stock of the Company and stock of all subsidiaries of the Company.

      At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology, and cash retained under the reorganization plan would be adequate to meet its operating needs and would also provide enough cash to meet debt obligations. Assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998, when the Bankruptcy Plan was confirmed, the Company has not receive any cash from the marketing of it refining technology.

      As of May 15, 1999, the Company is current on all interest payments due to its major creditor under the new trust agreement. On June 22, 1999, the Company is obligated to make the next quarterly interest payment of $62,000. Under the new trust deed note (see new terms of trust deed above), on September 22, 1999, the Company is obligated to pay this major creditor $812,000 which consists of $750,000 of principal and $62,000 of interest. Based on the Company's current cash position and anticipated future cash flow, the Company could be forced to cease operations and liquidate the assets of the Company. This could occur if the Company is unable to receive cash from the marketing of it refining technology or raise additional funding through equity or the sale of assets. A merger could also be a viable option.

      Management has put strict restraints on all capital expenditures. There are necessary disbursements to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

      The Company's net cash used by operations was $356,754 for the three months ended March 31, 1999 compared to net cash used by operations of $832,839 for the three months ended March 31, 1998. Of the $832,839 cash used in operations for the three months ended March 31, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1
- Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in continuing operations for the three months ended March 31, 1998 was $82,839. The $273,915 increase in cash used in 1999 by operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc.) was mainly attributed to an increase of $130,618 in accounts receivable and a $109,200 decrease in accounts payable.


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

      The Company has begun discussion with its significant vendors and customers on the need to be 2000 compliant. The Company plans to mail questionnaires to its significant vendors, customers and service providers to assist in an assessment of whether they will be Year 2000 compliant. If they are not, such failure could affect the Company's ability sell its oil and gas products and receive payments, to receive natural gas liquid products from its customers to generate revenues and the ability to get vendors and service providers to provide products and services in support of the Company's operations. The Company expects to complete this assessment by June 30, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers.

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

      The Company presently does not plan to incur significant problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationship with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's results of operations.


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

      On September 10, 1998, on its own initiative, the Third District Court scheduled an Order to Show Cause for on October 15, 1998. Its purpose was to advise the court as to the progress of the action. The hearing was held on October 15, 1998 and the court entered an order that the case be certified ready for trail within 90 days - January 13, 1999. PSI was to amend or otherwise file a new complaint against the Company. PSI took no steps to proceed on its complaint against the Company and on January 9, 1999 the Company filed a motion to dismiss the PSI claim. On January 27, 1999 the court granted the motion, and extend its order dismissing the lawsuit

 Interline U.K.

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

      As of May 15, 1999, a market is being made of the Company's common stock on the NASD Bulletin Board under symbol "IRCE".

Item 6(a). Exhibits:
            None

Item 6(b) Form 8-K:
            None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 1999           INTERLINE RESOURCES CORPORATION


                              By /s/ Michael R. Williams
                              -------------------------------------
                                     Michael R. Williams
                                     CEO/President
                                       Principal Executive Officer
                                       Director


                              By /s/ Mark W. Holland
                              -------------------------------------
                                     Mark W. Holland
                                     Chief Financial Officer / Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Date              Title             Signature


        May 15, 1999      CEO/President     /s/ Michael R. Williams
                           and Director         Michael R. Williams

        May  15, 1999     Director/         /s/ Laurie Evans
                           Secretary            Laurie Evans