Form 10QSB
period 1999-06-30
INTERLINE RESOURCES CORP
filed 1999-08-12
CIK 841533

-------------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended June 30, 1999
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
                       -------------------------------
      (Exact name of small business issuer as specified in its charter)

                   Utah                                  87-0461653
               -----------                             --------------
      (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization)                  identification No.)

                  160 West Canyon Crest Road, Alpine, UT 84004
                  --------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (801) 756-3031
      ------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock $.005 Par Value
                         -----------------------------
                                Title of Class

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

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS Indicate by check whether the Registrant has filed all documents and reports required to be file by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No____.

     Common stock outstanding at July 29, 1999 - 14,066,052 shares of $.005 par value Common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                       Page

            Condensed Consolidated Balance Sheet at June 30, 1999       5

            Condensed Consolidated Statement of Operations for the
            three and six months ended June 30, 1999 and 1998           7

            Condensed Consolidated Statements of Cash Flows for
            six months ended June 30, 1999 and 1998                     8

            Notes to Condensed Consolidated Financial Statements        10

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations               13


PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                           23

Item 2      Changes in the Securities                                   25

Item 3      Defaults Upon Senior Securities                             25

Item 4      Submission of Matters to a Vote of Security Holders         25

Item 5      Other Information                                           25

Item 6(a)   Exhibits                                                    25

Item 6(b)   Reports on Form 8-K                                         25

            Signatures                                                  26

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

                                 June 30, 1999




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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of June 30, 1999, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)


                                                June 30,
                                                  1999
                                                --------



Assets

Current assets:
  Cash and cash equivalents                     $223,328
  Accounts receivable - trade                    412,672
  Inventories                                     26,089
  Note receivable - current portion               20,000
  Other current assets                            21,493
                                              -----------
     Total current assets                        703,582

Property, plant and equipment                  6,343,753
Accumulated depreciation and depletion        (2,529,868)
                                              -----------
     Net property, plant & equipment           3,813,885

Note receivable                                   80,700
Technology and marketing rights                  788,319
                                              ------------
        Total assets                          $5,386,486
                                              ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                      June 30,
                                                        1999
                                                      --------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                     $162,611
  Accrued liabilities                                   163,425
  Note payable, related party                           750,000
  Current portion of long-term debt                     163,597
                                                     -----------
     Total current liabilities                        1,239,633
                                                     -----------
Long-term debt less current maturities                  602,034
Note payable, related party                           2,850,000
Deferred income                                          47,771
                                                     -----------
     Total liabilities                                4,739,438

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares
     authorized; 0 series A shares issued and o/s           -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,066,052 shares
     outstanding at June 30, 1999                        70,371
  Additional paid-in capital                          9,209,017
  Retained earnings                                  (8,632,340)
                                                     -----------
       Total stockholders' equity                       647,048
                                                     -----------
       Total liabilities & stockholders' equity      $5,386,486
                                                     ===========




     The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                  Three months ended      Six months ended
                                       June 30,                June 30,
                                -----------------------------------------------
                                  1999        1998        1999         1998
                                -----------------------------------------------

Revenue                         $923,750    788,063     $1,740,684  $1,685,633
Direct costs                     588,547    559,802      1,122,759   1,230,680
                                -----------------------------------------------
Gross margin                     335,203    228,261        617,925     454,953

Selling, general and
   administrative expenses       235,016    221,415        475,432     513,809
Research and development          20,841     25,640         40,519      49,086
Depreciation, depletion and
     amortization                192,478    169,729        361,190     340,050
                                -----------------------------------------------
 (Loss) from operations         (113,132)  (188,523)      (259,216)   (447,992)
Other income (expense) net
  Interest income (expense)      (14,954)   (11,023)       (29,180)    (21,109)
  Interest expense, related
     party                       (63,000)   (89,456)      (126,000)   (177,931)
  Gain from sale of assets           -        1,334         18,908       1,334
                                -----------------------------------------------
(Loss) before discontinued
     operations                 (191,086)  (287,668)      (395,488)   (645,698)

Discontinued operations
  (Loss) from discontinued
     operations                      -      (29,814)           -       (53,868)
  Gain on disposal of
     discontinued operations         -       18,885            -        18,885
                                -----------------------------------------------
  Total discontinued operations      0      (10,929)           0       (34,983)

Net (loss)                      ($191,086) ($298,597)    ($395,488)  ($680,681)
                                ===============================================
Earning per share
  (Loss) from continuing
     operations                   ($0.01)    ($0.02)       ($0.03)     ($0.05)
  (Loss) from discontinued
     operations                    $0.00     ($0.00)        $0.00      ($0.00)
                                -----------------------------------------------
   (Loss) per common share:       ($0.01)    ($0.02)       ($0.03)     ($0.05)
                                ===============================================
Weighted average shares o/s     14,066,052  14,066,052   14,066,052  14,066,052
                                ===============================================

     The accompanying notes are an integral part of these consolidated condensed financial statements.












                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six months ended
                                                           June 30,
                                                      1999        1998
                                                     ------------------

Cash flows from operating activities:
  Net (loss)                                        ($395,488)  ($680,681)
  Adjustment to reconcile net (loss) to net
    cash (used in) provided by operating activities:
  Depreciation, depletion and amortization            361,190     340,050
  Gain on disposal of asset                            18,908       1,334
  Common Stock issued for services                        -        24,000
  (Increase) decrease in:
     Accounts receivable                              142,952)    (86,283)
     Inventories                                       29,136       4,603
     Other current assets                                (998)      1,213
     Note receivable                                    9,021     (45,677)
  Increase (decrease) in:
     Accounts payable                                (204,556)     60,344
     Accrued liabilities                              (26,550)   (741,252)
     Accrued interest, related party                      -       177,930
     Other current liabilities                            -        20,127
     Deferred income                                   (4,281)    145,220
                                                     ------------------------
      Net cash (used) by operating activities        (356,570)   (779,072)

Cash flows from investing activities:
  Proceeds from sale of equipment                      54,763       4,700
  Purchase of intangible assets                           -           -
  Net assets of discontinued operations                   -       683,853
  Purchase of property, plant & equipment            (147,090)    (23,115)
                                                     ------------------------
  Net cash provided (used in) investing activities    (92,327)    665,438


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six  months ended
                                                          June 30,
                                                      1999        1998
                                                  -------------------------

Cash flows from financing activities:
  Proceeds from debt obligations                      76,280        -
  Payment on long-term debt                          (90,234)    (58,107)
                                                  -------------------------
  Net cash provided (used) by financing activities   (90,234)    (58,107)
                                                  -------------------------
Net increase (decrease) in cash                     (539,131)   (171,741)

Cash, beginning of year                              762,459   1,153,199
                                                  -------------------------
Cash,  end of  quarter                              $223,328    $981,458
                                                  =========================



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

Contingencies

     During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At June 30, 1999, the remaining liability on the note was approximately $79,445.

     The Company has executed license agreements with licensees to utilize Interlines used oil technology which includes technology received from Petroleum System, Inc. ("PSI") through an assignment agreement of certain patent rights (PSI technology). Under the assignment agreement the Company is obligated to pay royalties to PSI for those Interline plants using PSI technology.

     The Company has now developed a new technology which does not utilize PSI technology. As a result, on September 10, 1998 the Company reassigned all of the intellectual rights its obtained from PSI under the assignment agreement, back to PSI. The only plants that utilize the PSI technology are the Dubai Plant which has been shut down and essentially abandoned, the Genesis Plant which has been shut down and no longer operates, and the England Plant which currently operates. Under the terms of the assignment agreement, the Company is obligated to assign all royalties payable from plants utilizing PSI technology back to PSI. The Company did so on September 10, 1998. PSI has made other claims against the Company which are described in Part II, Item 1. Legal Proceedings.

      In April of 1997, the Company sold its 40% interest in the England Plant joint Venture to John Wheland for $500,000. John Wheland has only paid $200,000 of the purchase price and while the Company demanded payment of the remaining purchase price the payment remains in dispute. Additionally, in connection with the sale of the Company's interest in the joint venture, the joint venture was to pay the Company $100,000 for certain construction charges and services it performed on the plant. The joint venture has not made this payment, and its payment is in dispute. As a result, on November 19, 1998 the Company instituted a legal proceeding against John Whelan in the High Court of Justice, Queen's Bench Division, Bristol District Registry, Bristol Mercantile Court. This action is currently pending with a trial date set for March 27, 2000.

                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Profit Sharing Plan

     During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $476 and $1,095 for the three months ended June 30, 1999 and 1998, respectively.

Reclassification

     Certain  amounts  in  the  prior  years  financial   statements  have  been
reclassified to conform to the June 30, 1999 presentation.

Going Concern

     The Company has sustained significant operating losses in 1998 and 1997, and it has taken longer than projected to bring the re-refining technology to economic viability. This has caused the Company to incur more research and development cost than originally projected. In addition, the Company filed on September 26, 1997, a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1998, the bankruptcy court approved the Company's plan. Under terms of the confirmed plan, certain obligations were restructured. It is not known if the Company will be able to meet its obligations under the confirmed plan. These factors create an uncertainty about the Company's ability to continue as a going cencern.

     The Company has made continuous efforts to negotiate settlement to satisfy claims, obligations and to obtain profitable operations. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its re-refining technology, and attaining future profitable operations. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Inflation

      The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future.

                                PART 1 - ITEM 2.

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

     In September 10, 1998, the plan of reorganization under Chapter 11 of Interline Resources Corporation was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code have been removed. Interline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement (See Part 1 - Item 2 - Liquidity and Capital Resources) were incorporated in the plan. All other creditors were paid in full under the plan.

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

Well Draw Gas Plant

      Well Draw, located near Douglas, Wyoming, is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallon of NGLs each day. The Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, the Company enters into agreements for fractionation of liquids from others on a fee basis. Most of the liquids originate from liquids that are trucked into the plant from outside sources. The liquids are then processed and fractionated into commercial propane, butane, and natural gasoline, and re-marketed into the local market. As part of the plant system, the Company owns a gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the plant. The plant processed and fractionated a total of 72,826 gallons a day of NGLs for the three months ended June 30, 1999 compared to 62,221 gallons a day for the three months ended June 30, 1998. Of the total gallons fractionated and processed, 11,451 gallons per day was for the Company and 61,375 gallons per day for others, as compared to 9,847 and 52,374 gallons per day respectively in 1998.

Amoco Contract

     During 1994, the Company entered into a six year contract with Amoco Production Company to process NGLs. The agreement expires June 1, 2000. The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Plant in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming plant where the NGLs are collected. During the three months ended June 30, 1999, the Company processed an average of 53,065 gallons per day of NGLs under the Amoco contract compared to 44,565 for the three months ended June 30, 1998. The Amoco agreement accounted for 72.86% of the total NGLs processed by the Plant for the three months ended June 30, 1999 compared to 71.62% for the three months ended June 30, 1998.

      Most of the revenue earned at the Well Draw Gas Plant is derived from the Amoco agreement. The Amoco agreement expires June 1, 2000 and if this agreement is not renewed it will have a substantial impact on the ability of the Company to continue operations.

KN Gas Gathering Agreement

      During the first quarter of 1998, the Company entered into a agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. During the three months ended June 30, 1999 the Company processed an average of 8,310 gallons per day of NGLs under this agreement compared to 7,809 gallons a day for the three months ended June 30, 1998. The KNGG agreement accounted for 11.41% of the total NGLs processed by the plant for the three months ended June 30, 1999 compared to 12.55% for the three months ended June 30, 1998. Local markets for NGLs weaken during the warm months and liquid prices decline. During the three months ended June 30, 1999, due to lower NGL prices in the local market, KNGG reduced the amount of NGLs delivered to the plant to 8,310 gallons a day compared to 40,599 gallons a day delivered during the three months ended March 31, 1999.

Conoco Pipeline

      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported 68,380 barrels of crude during the three months ended June 30, 1999 compared to 67,830 during the three months ended June 30, 1998.

Hat Creek Partnership

      The  Hat  Creek  Partnership,  of  which  Interline  Energy  owns a  20.4%
interest, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant. The Company receives revenues from the sale of oil and gas from the oil wells.

Oil Well Production

      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended June 30, 1999 the wells produced approximately 1,245 barrels of oil and 3,168 Mcf of natural gas compared to approximately 2,138 barrels of oil and 4,024 Mcf of natural gas for the three months ended June 30, 1998.

NGL Transportation Operation

      The Company's NGL transportation operation transported approximately 10.4 million gallons of raw and finished products during the three months ended June 30, 1999. The Company operates five tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      Management is unaware of any significant future capital expenditures except for the addition to the office and control room at the Well Draw Gas Plant. The total cost of this addition will be approximately $72,000. As of June 30, 1999 , the Company has spent $42,000 with approximately $30,000 remaining. However, the very nature of equipment operation, including the wear and tear and replacement in this type of operation, can be significant. Further, it is noted that most of the revenues earned by the Well Draw Plant are derived from the Amoco contract which will expire in June 1, 2000. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids, and gas connections, to expand and diversify its operations in Wyoming, however, its operations are in a limited and well defined area and expansion is difficult.

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

     Based on the experiences with the five Plants that have been built by the Company, management's current belief is to stay out of the construction business. Further, until the Company becomes more financially stable, it is not in a position to take interests in operating Plants. Management believes the best way for it to capitalize on the technology is to sell the construction plans for a Plant and provide consultation services to the purchaser.

     On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery. The plant will be located in Madrid, Spain. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline will receive a $534,000 engineering and licensing payment and receive a running royalty of $0.0175 on each gallon produced and sold for 10 years. As of June 30, 1999, the Company has recorded revenues of $409,500 of the $534,000 based on meeting certain criteria in the contract. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up.

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

Total Revenues

      Revenues increased $135,687 or 17.22%, to $923,750 for the three months ended June 30, 1999 as compared to $788,063 for the three months ended June 30, 1998. The revenue increase included a $126,087 or 17.28%, increase in oil and gas revenues; a $18,000, or 36% decrease in used oil refining revenues and an $8,400 decrease in other revenues. The Company's total revenues, on a segment basis, for the three months ended June 30, 1999 and 1998 were as follows:


             Revenues For Three Months Ended June 30, 1999 and 1998

                              1999        %           1998        %
                           -----------------------------------------------

Oil and Gas                $855,750     92.64%      $729,663    92.59%
Used Oil refining            68,000      7.36%        50,000     6.34%
Other                             0         0%         8,400     1.07%
                           -----------------------------------------------
Total Revenue              $923,750       100%      $788,063      100%
                           ===============================================

Oil and Gas Revenues

      Oil and gas revenues contributed 92.64% of total revenues for the three months ended June 30, 1999, as compared to approximately 92.59% for the three months ended June 30, 1998. Revenues increased $126,087 or 17.28% to $855,750 for the three months ended June 30, 1999 as compared to $729,663 for the three months ended June 30, 1998.

      During the three months ended June 30, 1999 revenues increased $126,087, or 17.28%. This revenue increase was mainly attributed to a $41,838, or 25.37% increase in fractionation fees, a $66,568, or 27.76% increase in transportation fees, and a $10,480, or 4.41% increase in liquids (NGLs) sold to the local market under the account of the Company. Revenues from the sale of crude oil decreased $3,966 during the three months ending June 30, 1999 compared to the three months ending June 30, 1998.

      The increase in fractionation and transportation fees was mainly attributed to the Company's agreement with Amoco to process NGLs at Well Draw. During the three months ended June 30, 1999 the Company processed an average of 53,065 gallons per day of NGLs under this agreement compared to 44,565 gallons a day for the three months ended June 30, 1998.

     The Company's Oil & Gas Operations revenue for the three months ended June 30, 1999 and 1998 were as follows:


   Oil & Gas Operations Revenue For Three Months Ended June 30, 1999 and 1998
   --------------------------------------------------------------------------

                              1999        %           1998        %
------------------------------------------------------------------------------

Liquids (NGL) Sold         $247,860    28.96%      $237,380     32.53%
Fractionation Fees          206,771    24.16%       164,933     22.60%
Transportation Fees         306,335    35.80%       239,767     32.86%
Crude Tariff Fees            50,601     5.91%        50,194      6.88%
Crude Oil Sold               23,894     2.79%        27,860      3.82%
Residue Gas Sold              6,549      .76%         6,500       .89%
Other                        13,740     1.62%         3,029       .42%
------------------------------------------------------------------------------
Total Revenue              $855,750      100%      $729,663       100%
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

     Used oil refining revenues contributed 68,000, or 7.36% of total revenues for the three months ended June 30, 1999 compared to 50,000, or 6.34% for the three months ended June 30, 1998. The revenues increased of $18,000 or 36%, to $68,000 for the three months ended June 30, 1999 compared to $50,000 for the three months ended June 30, 1998. The $68,000 received for the three month ending June 30, 1999 and the $50,000 received for the three months ended June 30, 1998 were revenues relating to the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000. As of June 30, 1999, the Company has recorded revenues of $409,500 attributed to the Ecolube agreement. During the three months ended June 30, 1999 and 1998, the Company received no revenues for royalties for it used oil technology.

Direct Costs

     Direct costs increased $28,745 or 5.13%, to $588,547 for the three months ended June 30, 1999 compared to $559,802 for the three months ended June 30, 1998. As a percent of revenues, direct costs decreased to 63.71% for the three months ended June 30, 1999 compared to 71.04% for the three months ended June 30, 1998. The increase of $28,745 for the three months ended June 30, 1999 was mainly attributed to the Company's increase in revenues. The 7.33% decrease in direct costs as it relates to revenues was mainly attributed to the Company's focus to increase cash flows by increasing margins as it relates to its liquid purchase contracts and reducing operational expenses.

Selling, General and Administrative

     Selling, general and administrative expenses increased $13,601, or 6.14%, to $235,016 for the three months ended June 30, 1999 compared to $221,415 for the three months June 30, 1998. As a percent of revenues, selling, general and administrative expenses were 25.44% for the three months ended June 30, 1999 compared to 28.10% for the three months ended June 30, 1998. These expenses consisted principally of salaries and benefits, travel expenses, insurance, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

Depreciation and Amortization

     Depreciation and amortization expenses increased $22,749 or 13.40% to $192,478 for the three months ended June 30, 1999 compared to $169,729 for the three months ended June 30, 1998. As a percent of revenues, depreciation and amortization expenses increased to 20.84% for the three months ended June 30, 1999 compared to 21.54% for the three months ended June 30, 1998.

Research and Development

     Research and development expenses decreased $4,799, or 18.72%, to $20,841 for the three months ended June 30, 1999 compared to $25,640 for the three months ended June 30, 1998. As a percent of revenues, research and development expenses decreased to 2.26% for the three months ended June 30, 1999 compared to 3.25% for the three months ended June 30, 1998. Research and development expenses are mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

(Loss) from operations

     Loss from operations decreased $75,391, or 39.99%, to $113,132 for the three months ended June 30, 1999 compared to a $188,523 loss for the three months ended June 30, 1998. The $75,391 decrease in loss from operations was mainly attributed to the Company's focus to increase cash flows by increasing margins as it relates to its liquid purchase contracts, reducing operational personnel and reducing operational expenses.

Other income (expenses)

     Net interest income (expense) increased $3,931, or 35.665%, to $14,954 for the three months ended June 30, 1999 compared to $11,023 for the three month ended June 30, 1998. The net increase was mainly attributed to a decrease in interest earned on the Company's money market and interest bearing accounts.

     Interest expense to a related party decreased $26,456 or 29.57%, to $63,000 for the three months ended June 30, 1999 compared to $89,456 for the three months ended June 30, 1998. This $26,456 decrease in interest expense to a related party was attributed to the Company's new note agreement. As part of the plan of reorganization under Chapter 11 the Company executed a new note agreement for $3,600,000. The new note agreement bears interest at 7% per annum compared to the old note agreements of 16%.

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

     At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Certain assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998 when the Bankruptcy Plan was confirmed, the Company has not receive any cash from the marketing of it refining technology.

      As of July 29, 1999, the Company is current on all interest payments due to its major creditor under the new trust agreement. On September 22, 1999, the Company is obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $62,000 under the new trust deed note (see new terms of trust deed above) due to its major creditor. As of July 29, 1999, the Company is not in a position to pay this major creditor $812,000 due September 22, 1999. If the Company is unable to receive cash from the marketing of it refining technology or raise additional financing through the sale of equity, sale of debt or assets, then the Company could be forced to cease operations and liquidate the assets of the Company.

      Management has put strict restraints on all capital expenditures with the exception of the building at Well Draw Gas Plant and any necessary expenditures to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

      The Company's net cash used by operations was $356,570 for the six months ended June 30, 1999 compared to net cash used by operations of $779,072 for the six months ended June 30, 1998. Of the $779,072 cash used in operations for the six months ended June 30, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1 - Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in continuing operations for the six months ended June 30, 1998 was $29,072.

     The $327,498 increase in cash used by operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc.) was mainly attributed to an increase of $142,952 in accounts receivable and a $204,556 decrease in accounts payable.

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

      The Company is in the process of assessing its computer equipment, accounting software, telephone systems, scanning equipment and other miscellaneous systems. The Company's compliance plan provides for the conversion of noncompliant systems in the third quarter of 1999. The Company estimates that the cost to complete these efforts will not exceed $15,000.

     The Company has begun discussion with its significant vendors and customers on the need to be 2000 compliant. The Company has mailed questionnaires to its significant vendors, customers and service providers to assist in an assessment of whether they will be Year 2000 compliant. If they are not, such failure could affect the Company's ability sell its oil and gas products and receive payments, to receive natural gas liquid products from its customers to generate revenues and the ability to get vendors and service providers to provide products and services in support of the Company's operations. The Company expects to complete this assessment by August 30, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers.

      The Company is in the process of assembling a comprehensive analysis of the operational problems and costs that would be reasonable likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been fully developed for dealing with most reasonably likely worst case scenario, and such scenario has not been clearly identified. The Company plans to complete such analysis and contingency planning by September 30, 1999.

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

     On September 10, 1998, the plan of reorganization under Chapter 11 of Interline Resources Corporation was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code have been removed. Iterline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. All other creditors will be paid in full under the plan.

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

      In April of 1997, the Company sold its 40% interest in the England Plant joint Venture to John Wheland for $500,000. John Wheland has only paid $200,000 of the purchase price and while the Company demanded payment of the remaining purchase price the payment remains in dispute. Additionally, in connection with the sale of the Company's interest in the joint venture, the joint venture was to pay the Company $100,000 for certain construction charges and services it performed on the plant. The joint venture has not made this payment, and its payment is in dispute. As a result, on November 19, 1998 the Company instituted a legal proceeding against John Whelan in the High Court of Justice, Queen's Bench Division, Bristol District Registry, Bristol Mercantile Court. This action is currently pending with a trial date set for March 27, 2000.

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

Dated: July 29, 1999          INTERLINE RESOURCES CORPORATION


                               By/s/ Michael R. Williams
                               -------------------------------------
                                     Michael R. Williams
                                     CEO/President
                                     Principal Executive Officer
                                     Director


                               By/s/ Mark W. Holland
                               -------------------------------------
                                     Mark W. Holland
                                     Chief Financial Officer / Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date                Title                    Signature

July 29, 1999       CEO/President            /s/ Michael R. Williams
                    and Director            ----------------------------------
                                             Michael R. Williams

July  29, 1999      Director/Secretary      /s/Laurie Evans
                                            ----------------------------------
                                            Secretary Laurie Evans