Form 10QSB
period 1999-09-30
INTERLINE RESOURCES CORP
filed 1999-11-12
CIK 841533

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1999
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file number 0-18995

                         INTERLINE RESOURCES CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Utah                                   87-0461653
               ----------                               ------------
     (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                    identification No.)

                 160 West Canyon Crest Road, Alpine, UT 84004
                ----------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (801) 756-3031

     Securities registered pursuant to Section 12(b) of the Exchange Act:

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock $.005 Par Value
                        ------------------------------
                                Title of Class

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

     Common stock outstanding at November 10, 1999 - 14,066,052 shares of $.005 par value Common stock.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. -   FINANCIAL INFORMATION

Item 1      Financial Statements                                           Page

            Condensed Consolidated Balance Sheet at September 30, 1999      5

            Condensed Consolidated Statement of Operations for the
            three and nine months ended September 30, 1999 and 1998         7

            Condensed Consolidated Statements of Cash Flows for
            Nine months ended September 30, 1999 and 1998                   8

            Notes to Condensed Consolidated Financial Statements           10

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  13


PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                              23

Item 2      Changes in the Securities                                      25

Item 3      Defaults Upon Senior Securities                                25

Item 4      Submission of Matters to a Vote of Security Holders            25

Item 5      Other Information                                              25

Item 6(a)   Exhibits                                                       25

Item 6(b)   Reports on Form 8-K                                            25

            Signatures                                                     26

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


                               September 30, 1999



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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 1999, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)





                                                        Sept 30,
                                                          1999
                                                      -------------


Assets

Current assets:
  Cash and cash equivalents                             $170,898
  Accounts receivable - trade                            437,723
  Inventories                                             63,633
  Note receivable - current portion                       20,000
  Other current assets                                    27,106
                                                      -------------
     Total current assets                                719,360

Property, plant and equipment                          6,361,768
Accumulated depreciation and depletion                (2,675,674)
                                                     --------------

     Net property, plant & equipment                   3,686,094

Note receivable                                           75,683
Technology and marketing rights                          753,645
                                                     --------------
        Total assets                                  $5,234,782
                                                     ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                        Sept 30,
                                                         1999
                                                      -------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                      $207,161
  Accrued liabilities                                    149,817
  Note payable, related party                          3,600,000
  Current portion of long-term debt                      163,597
                                                      -------------

     Total current liabilities                         4,120,575
                                                      -------------

Long-term debt less current maturities                   572,711
Note payable, related party                                 -
Deferred income                                           45,352
                                                      -------------
     Total liabilities                                 4,738,638

Stockholders' equity:
  Preferred stock - $.01 par value. 25,000,000
     shares authorized; 1,000,000 series A shares
     authorized; 0 series A shares issued an               -
  Common stock - $.005 par value. 100,000,000
     shares authorized; 14,066,052 shares
     outstanding at Sept 30, 1999                        70,371
  Additional paid-in capital                          9,209,017
  Retained earnings                                  (8,783,244)
                                                     --------------

       Total stockholders' equity                       496,144
                                                     --------------

       Total liabilities & stockholders' equity      $5,234,782
                                                     ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                                 (Unaudited)


                                         Three months ended               Nine months ended
                                              Sept 30,                         Sept 30,
                                        1999             1998             1999         1998
                                    ------------------------------------------------------------

Revenue                              $1,005,671        963,522         $2,746,355   $2,649,155

Direct costs                            637,875        606,960          1,760,634      837,640
                                    ------------------------------------------------------------
Gross margin                            367,796        356,562            985,721       11,515

Selling, general and
   administrative expenses              243,290        258,137            718,722       71,946
Research and development                 15,056         14,001             55,575       63,087
Depreciation, depletion and
     amortization                       181,522        170,028            542,712      510,078
                                    ------------------------------------------------------------
 (Loss) from operations                 (72,072)       (85,604)          (331,288)    (533,596)

Other income (expense) net
  Interest income (expense)             (15,834)        (6,874)           (45,014)     (27,983)
  Interest expense, related party       (63,000)       130,795           (189,000)     (47,136)
  Gain from sale of assets                 -              -                18,908        1,334
                                    -------------------------------------------------------------
Income (loss) before discontinued
     operations                        (150,906)        38,317           (546,394)    (607,381)

Discontinued operations
  (Loss) from discontinued
     operations                            -               -                  -        (53,868)
  Gain on disposal of discontinued
     operation                             -               -                  -         18,885

                                    -------------------------------------------------------------
  Total discontinued operations            0               0                  0        (34,983)

Net income (loss)                     ($150,906)       $38,317          ($546,394)   ($642,364)
                                    =============================================================

Earning per share
   Income (loss) from continuing
      operations                       ($0.01)          $0.00             ($0.04)      ($0.04)
   Income (loss) from discontinued
     operation                          $0.00           $0.00              $0.00       ($0.00)
                                    -------------------------------------------------------------
   Income (loss) per common share:     ($0.01)          $0.00             ($0.04)      ($0.05)
                                    -------------------------------------------------------------
Weighted average shares o/s          14,066,052      14,074,167         14,066,052   14,074,167
                                    =============================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)


                                                        Nine months ended
                                                             Sept 30,
                                                        1999         1998
                                                    -------------------------

Cash flows from operating activities:
  Net (loss)                                         ($546,394)    ($642,364)
  Adjustment to reconcile net (loss) to net
     cash (used in) provided by operating
      activities:
  Depreciation, depletion and amortization             542,712       510,078
  Gain on disposal of asset                             18,908         1,334
  Common Stock issued for services                        -           24,000
  (Increase) decrease in:
     Accounts receivable                              (168,003)     (289,821)
     Inventories                                        (8,408)      (11,463)
     Other current assets                               (6,611)      (28,560)
     Note receivable                                    14,038       (45,677)
  Increase (decrease) in:
     Accounts payable                                 (160,006)      207,657
     Accrued liabilities                               (40,158)     (792,481)
     Accrued interest, related party                      -             -
     Other current liabilities                            -           20,116
     Deferred income                                     6,700        (4,753)
                                                     -------------------------

      Net cash (used) by operating activities         (347,222)   (1,051,934)

Cash flows from investing activities:
  Proceeds from sale of equipment                       54,763         4,700
  Purchase of intangible assets                           -              -
  Net assets of discontinued operations                   -          683,853
  Purchase of property, plant & equipment             (179,545)      (56,036)
                                                     -------------------------

  Net cash provided (used in) investing activiti      (124,782)      632,517


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                         Nine months ended
                                                             Sept 30,
                                                        1999          1998
                                                     -------------------------

Cash flows from financing activities:
  Proceeds from debt obligations                        76,280         -
  Conversion of related party interest to note                       34,135
  Payment on long-term debt                           (119,557)     (76,682)
                                                     -------------------------

  Net cash provided (used) by financing activiti      (119,557)     (42,547)
                                                     -------------------------

Net increase (decrease) in cash                       (591,561)    (461,964)

Cash, beginning of year                                762,459    1,153,199
                                                     -------------------------

Cash,  end of  quarter                                $170,898     $691,235
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

Contingencies
      During 1996, the Company entered into an agreement to sell certain assets of the Company. As part of this agreement, the Company also agreed to guarantee a note payable between the purchaser and a third party. At September 30, 1999, the remaining liability on the note was approximately $75,445.

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

      In April of 1997, the Company sold its 40% interest in the England Plant joint Venture to John Wheland for $500,000. John Wheland has only paid $200,000 of the purchase price and while the Company demanded payment of the remaining purchase price the payment remains in dispute. Additionally, in connection with the sale of the Company's interest in the joint venture,

                  INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

Contingencies
the joint venture was to pay the Company $100,000 for certain construction charges and services it performed on the plant. The joint venture has not made this payment, and its payment is in dispute. As a result, on November 19, 1998 the Company instituted a legal proceeding against John Whelan in the High Court of Justice, Queen's Bench Division, Bristol District Registry, Bristol Mercantile Court. This action is currently pending with a trial date set for March 27, 2000.

Profit Sharing Plan
      During 1995, the Company commenced a defined contribution retirement plan, which qualifies under code section 401(k), for all eligible employees. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $186 and $987 for the three months ended September 30, 1999 and 1998, respectively.

Reclassification
      Certain amounts in the prior years financial statements have been reclassified to conform to the September 30, 1999 presentation.

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

Well Draw Gas Plant
      Well Draw, located near Douglas, Wyoming, is a natural gas liquids (NGLs) processing plant which has the capacity to process approximately 150,000 gallon of NGLs each day. The Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. Additionally, the Company enters into agreements for fractionation of liquids from others on a fee basis. Most of the liquids originate from liquids that are trucked into the plant from outside sources. The liquids are then processed and fractionated into commercial propane, butane, and natural gasoline, and re-marketed into the local market. As part of the plant system, the Company owns a gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the plant. The plant processed and fractionated a total of 93,318 gallons a day of NGLs for the three months ended September 30, 1999 compared to 89,198 gallons a day for the three months ended September 30, 1998. Of the total gallons fractionated and processed, 8,183 gallons per day was for the Company and 85,135 gallons per day for others, as compared to 6,993 and 82,205 gallons per day respectively in 1998.

Amoco Contract
      During 1994, the Company entered into a six year contract with Amoco Production Company to process NGLs. The agreement expires June 1, 2000. The Amoco agreement is the largest liquids contract the Company has entered into since it purchased the Well Draw Gas Plant in 1990. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from about 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's Bairoil, Wyoming plant where the NGLs are collected. During the three months ended September 30, 1999, the Company processed an average of 49,527 gallons per day of NGLs under the Amoco contract compared to 45,066 for the three months ended September 30, 1998. The Amoco agreement accounted for 53.07% of the total NGLs processed by the Plant for the three months ended September 30, 1999 compared to 50.52% for the three months ended September 30, 1998.

      Most of the revenue earned at the Well Draw Gas Plant is derived from the Amoco agreement. The Amoco agreement expires June 1, 2000 and if this agreement is not renewed it will have a substantial impact on the ability of the Company to continue operations.

KN Gas Gathering Agreement
      During the first quarter of 1998, the Company entered into a agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. During the three months ended September 30, 1999 the Company processed an average of 32,543 gallons per day of NGLs under this agreement compared to 33,045 gallons a day for the three months ended September 30, 1998. The KNGG agreement accounted for 34.87% of the total NGLs processed by the plant for the three months ended September 30, 1999 compared to 37.05% for the three months ended September 30, 1998. Local markets for NGLs strengthen during the cold months and liquid prices increase. During October 1999, due to higher NGL prices in the local market, KNGG increased the amount of NGLs delivered to the plant to 45,845 gallons a day. Also for the first seven days of November 1999 KNGG has delivered to the plant an average of 59,100 gallons a day of NGLs

Conoco Pipeline
      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported 66,948 barrels of crude during the three months ended September 30, 1999 compared to 56,033 during the three months ended September 30, 1998.

Hat Creek Partnership
      The  Hat  Creek  Partnership,  of  which  Interline  Energy  owns a  20.4%
interest, owns working interests in two oil and gas wells and a 13 mile gathering line interconnected to the Well Draw Gas Plant. The Company receives revenues from the sale of oil and gas from the oil wells.

Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended September 30, 1999 the wells produced approximately 1,312 barrels of oil and 2,907 Mcf of natural gas compared to approximately 1,015 barrels of oil and 3,309 Mcf of natural gas for the three months ended September 30, 1998.

NGL Transportation Operation
      The Company's NGL transportation operation transported approximately 10 million gallons of raw and finished products during the three months ended September 30, 1999. The Company operates six tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation. It then takes propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties.

      Management is unaware of any significant future capital expenditures except for the addition to the office and control room at the Well Draw Gas Plant . The total cost of this addition will be approximately $90,000. As of September 30, 1999 , the Company has spent $60,371 with approximately $29,629 remaining. However, the very nature of equipment operation, including the wear and tear and replacement in this type of operation, can be significant. Further, it is noted that most of the revenues earned by the Well Draw Plant are derived from the Amoco contract which will expire in June 1, 2000. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids, and gas connections, to expand and diversify its operations in Wyoming, however, its operations are in a limited and well defined area and expansion is difficult.


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

      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery. The plant will be located in Madrid, Spain. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline will receive a $534,000 engineering and licensing payment and receive a running royalty of $0.0175 on each gallon produced and sold for 10 years. As of September 30, 1999, the Company has recorded revenues of $409,000 of the $534,000 based on meeting certain criteria in the contract. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up.

     It has also become evident to management that demanding royalties based on production in many situations and countries is difficult. Unless and until the re-refined oil produced in a Plant can be sold at higher values based on pricing similar to base lubricating oils, on-going royalties based on production is difficult to obtain. This reality has been seen in both Korea, where the royalty was terminated for the first plant, and England where, as described in previous filings, the royalties were reduced and not payable until profitable.

     Management still believes that there exists economic justification and interest in the used oil refining technology. The most viable opportunities management has discovered are in countries that have governmental concessions resulting in economic incentives for collecting and processing used oil. The Company continues to improve the technology, and on May 28, 1998 filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. While management continues to receive inquiries about the technology, the Company is selective as to potential purchasers. From experience, management is aware of the complicated nature between the balance of supply and demand. Management has become much more selective in its consideration of selling the technology to prospective purchasers and unless favorable conditions exist the Company discourages the purchaser. Management has become much more active in helping potential customers evaluate their end product sales markets.



Results of Operations

      The  following  analysis  of  the  financial   condition  and  results  of
operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.


Total Revenues  For Nine  Months  Ended  September  30,  1999 and 1998  Revenues
      increased $97,201, or 3.67%, to $2,746,356 for the nine months ended September 30, 1999 as compared to $2,649,155 for the nine months ended September 30, 1998. The revenue increase included a $355,836 or 15.32%, increase in oil and gas revenues; a $235,860, or 77.62% decrease in used oil refining revenues and an $22,775 decrease in other revenues. The Company's total revenues, on a segment basis, for the nine months ended September 30, 1999 and 1998 were as follows:

          Revenues For Nine Months Ended September 30, 1999 and 1998


                            1999        %          1998            %
-------------------------------------------------------------------------

Oil and Gas             $2,678,356   97.52%     $2,322,520       87.67%
Used Oil refining           68,000    2.48%        303,860       11.47%
Other                            0       0%         22,775        .86%
-------------------------------------------------------------------------

Total Revenue           $2,746,356     100%     $2,649,155        100%
=========================================================================

Total Revenues  For Three  Months  Ended  September  30, 1999 and 1998  Revenues
      increased $42,149 or 4.37%, to $1,005,671 for the three months ended September 30, 1999 as compared to $963,522 for the three months ended September 30, 1998. The revenue increase included a $197,799 or 24.48%, increase in oil and gas revenues; a $149,975, or 100% decrease in used oil refining revenues and an $5,675 decrease in other revenues. The Company's total revenues, on a segment basis, for the three months ended September 30, 1999 and 1998 were as follows:

         Revenues For Three Months Ended September 30, 1999 and 1998


                           1999          %            1998         %
----------------------------------------------------------------------

Oil and Gas             $1,005,671     100%         $807,872    83.85%
Used Oil refining                0       0%          149,975    15.57%
Other                            0       0%            5,675      .58%
----------------------------------------------------------------------

Total Revenue            $1,005,671    100%         $963,522      100%
======================================================================




Oil and Gas Revenues
      Oil and gas revenues contributed 100% of total revenues for the three months ended September 30, 1999, as compared to approximately 83.85% for the three months ended September 30, 1998. Revenues increased $197,799 or 24.48% to $1,005,671 for the three months ended September 30, 1999 as compared to $807,872 for the three months ended September 30, 1998.

      During the three months ended September 30, 1999 revenues increased $197,799, or 24.48%. This revenue increase was mainly attributed to a $137,962, or 83.63% increase in liquids (NGLs) sold to the local market under the account of the Company, a $27,842, or 12.98% increase in fractionation fees, a $6,249, or 14.5% increase crude oil tariff fees and a $51,897 or 16.18% increase in transportation fees. Revenues from the sale of crude oil decreased $13,644, or 31.84% during the three months ending September 30, 1999 compared to the three months ending September 30, 1998.

      The increase in liquids (NGLs) sold to the local market was mainly attributed to an increase of 56.94% in liquid prices for the three months ending September 30, 1999 compared to the three months ending September 30, 1998. The increase in fractionation fees and transportation fees was mainly attributed to a increase in liquids (NGLs) processed for others at the Well Draw Gas Plant. During the three months ended September 30, 1999 the Company processed an average of 93,318 gallons per day of NGLs compared to 89,198 gallons a day for the three months ended September 30, 1998.

      The Company's Oil & Gas Operations revenue for the three months ended September 30, 1999 and 1998 were as follows:

Oil & Gas Operations Revenue For Three Months Ended September 30, 1999 and 1998



                                  1999          %           9 1998       %
-------------------------------------------------------------------------------

Liquids (NGL) Sold              $302,928      30.12%       $164,966    20.42%
Fractionation Fees               242,422      24.11%        214,580    26.56%
Transportation Fees              372,707      37.06%        320,810    39.71%
Crude Tariff Fees                 49,346       4.91%         43,097     5.33%
Crude Oil Sold                    29,204       2.90%         42,848     5.30%
Residue Gas Sold                   9,065        .90%         10,045     1.24%
Other                                  0          0%         11,526     1.44%

-------------------------------------------------------------------------------

Total Revenue                 $1,005,672        100%       $807,872      100%
===============================================================================




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

      Used oil refining revenues contributed $0 total revenues for the three months ended September 30, 1999 compared to $149,975, or 15.57% for the three months ended September 1998. The revenue decrease of $149,975 or 100%, to $0 for the three months ended September 30, 1999 compared to $149,975 for the three months ended September 30, 1998. The $149,975 received for the three month ending September 30, 1998 was revenues relating to the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000. As of September 30, 1999, the Company has recorded revenues of $409,000 attributed to the Ecolube agreement. During the three months ended September 30, 1999 and 1998, the Company received no revenues for royalties for it used oil technology.

Direct Costs
      Direct costs increased $30,915 or 5.09%, to $637,875 for the three months ended September 30, 1999 compared to $606,960 for the three months ended September 30, 1998. As a percent of revenues, direct costs increased to 63.43% for the three months ended September 30, 1999 compared to 62.99% for the three months ended September 30, 1998. The increase of $30,919 for the three months ended September 30, 1999 was mainly attributed to the Company's increase in revenues.

 Selling, General and Administrative
      Selling, general and administrative expenses decreased $14,847, or 5.75%, to $243,290 for the three months ended September 30, 1999 compared to $258,137 for the three months September 30, 1998. As a percent of revenues, selling, general and administrative expenses were 24.19% for the three months ended September 30, 1999 compared to 26.79% for the three months ended September 30, 1998. These expenses consisted principally of salaries and benefits, travel expenses, insurance, legal, information technical services and administrative personnel of the Company. Also included are outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business.

Depreciation and Amortization
      Depreciation and amortization expenses increased $11,494 or 6.76% to $181,522 for the three months ended September 30, 1999 compared to $170,028 for the three months ended September 30, 1998. As a percent of revenues, depreciation and amortization expenses increased to 18.05% for the three months ended September 30, 1999 compared to 17.65% for the three months ended September 30, 1998.

Research and Development
      Research and development expenses increased $1,055, or 7.54%, to $15,056 for the three months ended September 30, 1999 compared to $14,001 for the three months ended September 30, 1998. As a percent of revenues, research and development expenses increased to 1.50% for the three months ended September 30, 1999 compared to 1.45% for the three months ended September 30, 1998.
      Research and development expenses are mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

 (Loss) from operations
      Loss from operations decreased $13,532, or 15.81%, to $72,072 for the three months ended September 30, 1999 compared to a $85,604 loss for the three months ended September 30, 1998. The $13,532 decrease in loss from operations was mainly attributed to the Company's focus to increase cash flows by increasing margins as it relates to its liquid purchase contracts, reducing operational personnel and reducing operational expenses.

Other income (expenses)
      Net interest income (expense) increased $8,960, or 130.35%, to $15,834 for the three months ended September 30, 1999 compared to $6,874 for the three month ended September 30, 1998. The net increase was mainly attributed to a decrease in interest earned on the Company's money market and interest bearing accounts.

     Interest expense to a related party was $63,000 for the three months ended September 30, 1999 compared to a positive interest expense of $130,795 for the three months ended September 30, 1998. This $193,795 difference in interest expense to a related party was attributed to the Company making an one time adjustment reducing the accrued interest due to a new note agreement. As part of the plan of reorganization under Chapter 11 the Company executed a new note agreement for $3,600,000.

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

     On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the company did not make this installment - see below); $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of the of all subsidiaries of the Company.

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

      On September 22, 1999, the Company was obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). As of November 10, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,600,000 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,600,000) due under the note.

      In an effort to cure the default status with its major creditor, the Company is seeking to sell its Alpine Office Building located in Utah. Also the Company is trying to raise cash from the marketing of it refining technology or raise additional financing through the sale of equity, sale of debt or assets. If the Company is unable to raise additional cash it may be forced to cease operations and liquidate the assets of the Company.

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

      The Company's net cash used by operations was $347,222 for the nine months ended September 30, 1999 compared to net cash used by operations of $1,051,934 for the nine months ended September 30, 1998. Of the $1,051,934 cash used in operations for the nine months ended September 30, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims (See Item 1 - Legal Proceeding). Without the one time payment to Genesis Petroleum, Inc., cash used in continuing operations for the nine months ended September 30, 1998 was $301,934.The $25,564 increase in cash used by operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc.) was mainly attributed to an increase of $168,003 in accounts receivable and a $160,006 decrease in accounts payable.


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

      The Company is in the process of assessing its computer equipment, accounting software, telephone systems, scanning equipment and other miscellaneous systems. The Company's compliance plan provides for the conversion of noncompliant systems in the fourth quarter of 1999. The Company estimates that the cost to complete these efforts will not exceed $15,000.

      The Company has begun discussion with its significant vendors and customers on the need to be 2000 compliant. The Company has mailed questionnaires to its significant vendors, customers and service providers to assist in an assessment of whether they will be Year 2000 compliant. If they are not, such failure could affect the Company's ability sell its oil and gas products and receive payments, to receive natural gas liquid products from its customers to generate revenues and the ability to get vendors and service providers to provide products and services in support of the Company's operations. The Company expects to complete this assessment by November 15, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers.

      The Company is in the process of assembling a comprehensive analysis of the operational problems and costs that would be reasonable likely to result from failure by the Company and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been fully developed for dealing with most reasonably likely worst case scenario, and such scenario has not been clearly identified. The Company plans to complete such analysis and contingency planning by November 15, 1999.

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

      On September 10, 1998, on its own initiative, the Third District Court scheduled an Order to Show Cause for on October 15, 1998. Its purpose was to advise the court as to the progress of the action. The hearing was held on October 15, 1998 and the court entered an order that the case be certified ready for trail within 90 days - January 13, 1999. PSI was to amend or otherwise file a new complaint against the Company. PSI took no steps to proceed on its complaint against the Company and on January 9, 1999 the Company filed a motion to dismiss the PSI claim. On January 27, 1999 the court granted the motion, and extend its order dismissing the lawsuit

 Interline U.K.
      In April of 1997, the Company sold its 40% interest in the England Plant joint Venture to John Wheland for $500,000. John Wheland has only paid $200,000 of the purchase price and while the Company demanded payment of the remaining purchase price the payment remains in dispute. Additionally, in connection with the sale of the Company's interest in the joint venture, the joint venture was to pay the Company $100,000 for certain construction charges and services it performed on the plant. The joint venture has not made this payment, and its payment is in dispute. As a result, on November 19, 1998 the Company instituted a legal proceeding against John Whelan in the High Court of Justice, Queen's Bench Division, Bristol District Registry, Bristol Mercantile Court. This action is currently pending with a trial date set for March 2000.











REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Item 2. Changes in Securities:
      None

Item 3. Defaults Upon Senior Securities:
     On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the company did not make this installment - see below); $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of the of all subsidiaries of the Company.

      On September 22, 1999, the Company was obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). As of November 10, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,600,000 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,600,000) due under the note. As of November 10, 1999, the Company has not received formal notice from the major creditor demanding the Company to cure the default by selling collateral of the Company.

      In an effort to cure the default status with its major creditor, the Company is seeking to sell its Alpine Office Building located in Utah. Also the Company is trying to raise cash from the marketing of it refining technology or raise additional financing through the sale of equity or assets. If the Company is unable to raise additional cash it may be forced to cease operations and liquidate the assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders:
        None

Item 5. Other Information:

     The Company  announced on August 13, 1997 that the American  Stock Exchange
(AMEX) made a final determination to delist the Company from the AMEX's Emerging Company marketplace.

      As of October 30, 1998, a market is being made of the Company's common stock on the NASD Bulletin Board under symbol "IRCE".

Item 6(a). Exhibits:
      None

Item 6(b) Form 8-K:
      None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1999            INTERLINE RESOURCES CORPORATION


                                    By: /s/ Michael R. Williams
                                       Michael R. Williams
                                       CEO/President
                                       Principal Executive Officer
                                       Director

                                    By: /s/ Nark W. Holland
                                      Mark W. Holland
                                      Chief Financial Officer/Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date                     Title                  Signature
------------------------------------------------------------------------------
November 10, 1999        CEO/President          /s/ Michael R. Williams
                         and Director               Michael R. Williams

November 10, 1999        Director/              /s/ Laurie Evans
                         Secretary                  Laurie Evans