Form 10KSB
period 1999-12-31
INTERLINE RESOURCES CORP
filed 2000-03-31
CIK 841533

-----------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
      (Exact name of small business issuer as specified in its charter)

           Utah                                             87-0461653
     -----------------                                      -----------
     (State or other jurisdiction of                     (I.R.S. employer
     incorporation or organization)                     identification No.)

                 160 West Canyon Crest Road, Alpine, UT 84004
               ------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (801) 756-3031
     --------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                         Common Stock $.005 Par Value
                         ----------------------------
                                Title of Class

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuers revenues for the fiscal year ending December 31, 1999 were $3,898,803

     As of March 22, 2000, 14,066,052 shares of the Issuers common stock were issued and outstanding, 9,169,826 of which were held by non-affiliates. As of March 22, 2000, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $1,719,342.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

   -----------------------------------------------------------------------

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

      Interline Resources Corporation (the Company), is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Utah 84004 (801) 756-3031. The Company's current operating subsidiaries are (1) Interline Energy Services, Inc. ("Interline Energy") a Wyoming corporation which manages the Company's oil and gas operations located in Wyoming which consist of natural gas gathering, natural gas processing, over the road NGL truck transportation and oil well production. and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.

      On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the Petition) of the United States Bankruptcy Code. The Company continued its operations as a debtor-in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and were not directly involved in the Bankruptcy Reorganization Proceedings.

      On June 18, 1998, the Company filed a Plan of Reorganization and Disclosure Statement to the Plan of Reorganization with the United States Bankruptcy Court for the District of Utah, Central Division. On July 14, 1998, the Company's Plan of Reorganization and Disclosure Statement to the Plan of Reorganization was approved and circulation thereof was authorized by the United States Bankruptcy Court for the District of Utah, Central Division.

      On September 10, 1998, the Plan of Reorganization was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code were removed. Interline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement (See Part 1 - Item 2 - Liquidity and Capital Resources) were incorporated in the plan. All other creditors were paid in full under the plan.

Interline Energy Services - Oil and Gas Operations.

      The Company has been engaged in the oil and gas industry since 1990, and currently operates in east-central Wyoming near Douglas. The Company's oil and gas operations include the Well Draw Gas Plant, a crude gathering pipeline, a 20.4% interest in the Hat Creek Partnership, NGL trucking and four producing oil and gas wells.

Well Draw Gas Plant

      The Well Draw Gas Plant (the "Plant"), is a natural gas liquids (NGLs) processing plant with a 150,000 gallon per day capacity. The Plant processes NGL's into propane, butane and natural gasoline. As part of the Plant system, the Company owns a natural gas gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the Plant. Most of the NGL's originate from liquids that are trucked into the Plant from outside sources. During 1999, the plant processed a numeric average of 95,900 gallons per day compared to 78,100 gallons per day during 1998.

Amoco Agreement

      During 1994, the Company entered into a six year contract with Amoco Production Company to process NGLs with the initial term expiring on June 1, 2000. Thereafter, the contract automatically renews for one year terms, unless Amoco serves the Company with notice to terminate 90 days prior to the end of a term. The Company did not receive a termination notice from Amoco, so the next expiration date is June 1, 2001. The Amoco agreement is the largest liquids contract the Company has. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at Amoco's' Bairoil, Wyoming plant where the NGLs are collected. In 1999, the Company processed an average of 50,359 gallons per day of Amoco liquids compared to 45,800 gallons per day for 1998. The Amoco contract accounted for 52.51% of the total NGLs processed for 1999 and 58.64% for 1998.

KN Gas Gathering Agreement

      During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. During 1999, the Company processed an average of 34,595 gallons per day of NGLs under the KNGG contract compared to 22,400 gallons per day for 1998. The KNGG contract accounted for 36.07% of the total NGLs processed at the Plant for 1999 compared to 28.68% of the total NGLs processed for 1998. During the first two months of the year 2000, the Company has processed an average of 57,275 gallons per day of NGLs for KNGG. On February 28, 2000, due to a decrease in NGL prices, KNGG informed the Company of its intentions to cease processing liquids at the Company's plant starting in March 2000.

Conoco Pipeline

      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 239,252 barrels of oil during 1999 compared to 242,387 during 1998.

Hat Creek Partnership

      The Hat Creek Partnership, of which Interline Energy owns a 20.4% interest, owned working interests in two oil and gas wells -- the Hat Creek #2, and CH Federal wells -- and a 13 mile gathering line interconnected to the Well Draw Gas Plant. Effective July 1, 1999, the Company sold its interests in the Hat Creek #2 well for the sum of $2,040 to Dakota Oil LLC. Dakota Oil LLC is a company formed and owned in part by Company insiders, to attempt a recompletion of the Dakota producing zone in the Hat Creek #2 well, which if successful, would have provided additional natural gas reserves to the Company's Well Draw Gas Plant. Unfortunately, the recompletion was unsuccessful.

Oil Well Production

      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During 1999, the wells produced approximately 5,432 barrels of oil and 12,190 Mcf of natural gas compared to approximately 6,343 barrels of oil and 14,708 Mcf of natural gas for 1998.

NGL Trucking Operations

      The Company entered the NGL transportation business to truck liquids for Amoco Production Company. In the last five years, the Company has greatly increased its transportation of NGLs and finished product in the Rocky Mountain region. Four years ago, Interline had one truck and two drivers. Today, Interline has seven trucks and eleven drivers. Collectively, these trucks traveled 892,924 miles during year ended December 31, 1999, and carried a total of 39 million gallons of raw and finished product. These trucks transport NGLs, propane and butane and natural gasoline to and from the Well Draw Gas Plant. The trucks travel as far away as Nebraska, Montana, Utah and Colorado.

Interline Hydrocarbon - Used Oil Refining.

      In January, 1993, the Company acquired certain patent rights to a used oil reprocessing technology from Petroleum Systems Inc., ("PSI"). However, as a result of substantial independent research and development of used oil technologies and processes since 1993, the Company has been able to develop a new process which does not utilize the PSI technology. As a result, on September 10, 1998 the Company reassigned to PSI all of the intellectual rights it obtained from it under the assignment agreement. In making that re-assignment, the Company assigned all rights it had to receive royalties from any plants constructed by the Company which utilized PSI technology.

      To date, the Company has constructed or licensed six used oil plants. Each are discussed below.

Genesis Petroleum

      On September 13, 1994, the Company entered into an exclusive license agreement with Q Lube, Inc., a wholly owned subsidiary of Quaker State, for the licensing and construction of used oil plants throughout North America. Subsequently, the Company and a division of Quaker State formed Genesis Petroleum, a joint venture to construct, own and operate the first U.S. based plant in Salt Lake City. The Company was a 26% owner. Start up of the plant commenced in February 1996. In June 1996, Genesis elected not to continue with its exclusive license to the technology, and, under the terms of the agreement between the Company and Genesis, the Company was obligated to repurchase Genesis Petroleum's 74% interest in the Salt lake plant. The Company was unable to perform that obligation. As part of the Company's Chapter 11 bankruptcy Plan of Reorganization, on January 20, 1998 the United States Bankruptcy Court approved a settlement agreement between the Company and Genesis Petroleum for this obligation. The settlement agreement provided for, among other things: 1) the litigation between them was terminated; 2) Interline paid Genesis the sum of $750,000; 3) the Company granted Genesis a license to build and operate three additional used oil refineries using the technology assigned to it by PSI without the payment of any royalties or other payments to the Company; 4) the Company transferred all of its rights in the joint venture and in the Salt Lake Refinery to Genesis; and, 5) all previous agreements between the Company and Genesis were terminated, 6) Genesis transferred to the Company 108,115 shares of the Company's common stock owned by Genesis.

      In July of 1998, Quaker State sold the Genesis Plant to a third party. That third party did not operate the plant, and has subsequently disassembled and removed it from its location.

Interline U.K., Stoke-on-Trent, England

      In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a refinery in Stoke, England. As part of the transaction, the Company executed a licensing agreement with the joint venture giving it the right to own, operate and practice the Interline used oil technology. The terms of the joint venture provided the Company a 40% ownership interest, and under the license agreement, the right to receive a 6 cent gross royalty per gallon of oil processed. The refinery was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is in current production. In April of 1997 the Company sold its 40% interest in the joint venture to John Whelan for $500,000. Whelan is now the sole owner of the used oil refinery in Stoke-on-Trent, and is authorized to use the Interline technology under the original licensing agreement. As a result of the realities of the pricing structure in England for used oil products, and the higher than expected operating costs to operate the England plant, the 6 cent royalty called for in the license agreement was reduced to 3 cents and is not payable until the refinery is profitable. To date, the Company has not received any royalty revenue from the English plant. Further, John Whelan had only paid $200,000 of the purchase price. After attempted settlement negotiations broke down, on November 19, 1998 the Company instituted a legal proceeding against him in the High Court of Justice, Queens Bench Division, Bristol District Registry, Bristol Mercantile Court.

      In January of 2000, the Company was required to deposit approximately $80,000 security bond with Bristol Mercantile Court. The Company was also faced with spending $50,000 to litigate the case. Due to the Company's cash restraints and in the best interest of the Shareholders, the Company elected not to proceed with the case and the action against John Whelan was dismissed. The Company has the option to re-file this claim against John Whelan for five years.

Dukeun Industrial Company - South Korea

      In April 1995, the Company signed an agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea, to build a 24,000 gallon per day used oil refinery in Seoul. The refinery was constructed in 1996 by Gagon Mechanical and installation and start up was completed in July of 1997. In April of 1997 the Company signed a marketing agreement with Dukeun allowing them to be the only company other than Interline to market the Company's technology in South Korea, Japan and China. In exchange for the marketing rights, Dukeun paid the Company $400,000. For every unit the Company sells through Dukeun's marketing efforts, the Company will pay Dukeun a commission of approximately 10 percent of the purchase price of the plant. The term of the marketing agreement is 10 years. Additionally, an amendment to the original license agreement relieves Dukeun of its obligation to pay a royalty to the Company for this first Dukeun Refinery built in Seoul. The Dukeun Plant is in current operations, utilizing the first phase portion of the process to produce a burning fuel.

Transpacific Industries - Australia
      In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000 gallon per day plant for $3.4 million. On July 16, 1997, Transpacific announced that it had formed a new Australian national used oil collection, recycling and refining company called Nationwide Oil Pty. Ltd. with Shell Australia Ltd., and Mobil Oil Australia Ltd. to own and operate the plant.

      The Company completed construction of the Nationwide plant in Sydney in August of 1998 and the plant has been operating since that time. Per the purchase agreement, upon completion of the plant the Company is entitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement.

Gadgil Western Corporation

      In December 1993, the Company signed an agreement with Gadgil Western Corporation of New Delhi, India, for exclusive rights to the Company's technology in 10 Middle Eastern and Far Eastern countries. In 1995, Gadgil Western also purchased the exclusive rights to Bahrain and Singapore. Gadgil Western intended to use the Company's technology to extract gasoline and diesel from low-grade hydrocarbons.

      The first refinery under the Gadgil Westerns exclusive agreement was built in Dubai, United Arab Emirates and completed in June 1995. Western's market approach was to process low-grade hydrocarbons into diesel and other burner fuels, however, the economic spread prices between the feed produce and final product failed to achieve economic viability. As a result, the plant was shut down. Gadgil Western failed to fulfilled the terms of its exclusive license (as reported in the 1995 and 1994 FORM 10- KSB) and is therefore in breach of the agreements and the Company, and accordingly the agreements were terminated. The Company has not received any royalties from Gadgil Western nor does it expect to. To the Company's knowledge the plant still stands in Dubai, but does not operate and creditor banks of Gadgil Western are seeking to sell the facility.

Ecolube, S.A. - Madrid, Spain

      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed, and is currently (March 24, 2000) being started up. Full commissioning is expected to be complete during April 2000.

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

Governmental Regulation

      Interline Energy Services activities are subject to existing federal and state laws and regulations which are applicable to natural gas processing, gas gathering and oil and gas production. In general, oil and gas production operations and natural gas processing and their economics are affected by tax and environmental impacts as well as other laws relating to the petroleum industry. Crude gathering operations are regulated as a utility by the state of Wyoming. Transportation of NGLs and finished products are regulated by the U.S. Department of Transportation.

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

     Transportation Regulation. Transportation of NGLs and associated finished products are regulated by the U.S. Department of Transportation. Some of these regulations include requirements of placards on trucks, in-depth maintenance and record- keeping, insurance, driver training and safety.

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

Employees

      At March 22, 2000, the Company and its subsidiaries employed 21 full-time employees and 1 part-time employee, compared to 24 full-time employees and 1 part-time employee as of March 17, 1999. During 1999, the Company reduced one manager and two operations positions. From time to time, the Company utilizes the services of consulting geologists, engineers and land men as well as various laborers, operators, truck drivers, tradesmen and mechanics.

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

      Interline Energy Services Well Draw Gas Plant is located 17 miles from Douglas, Wyoming. The Plant facilities consist of 17.85 acres of property, gas chillers, gas-to-gas exchangers, storage tanks, four steel buildings enclosing the equipment, compressors, de- ethanizer columns, fractionating columns, truck weighing scales and scale house and other assets. The gathering system consists of approximately 251 miles of high and low pressure pipelines and the associated chart recorders and wellhead connection meter runs.

      The Hat Creek Partnership, of which Interline Energy Services owns 20.4%, owns working interests in one oil and gas well and a 13 mile gathering line interconnected to the Well Draw Gas Plant, all located in Niobrara County, Wyoming.

      Interline Energy Services owns working interests in 4 wells. The physical assets of each well consist of casing and tubing, pump jacks and drivers, product storage tanks, separators and other associated wellhead facilities.

      On January 1, 1995, Interline Energy Services acquired a crude oil gathering pipeline located in Converse and Niobrara counties of Wyoming from Conoco Pipeline Company. This system consists of approximately 180 miles of 3, 4, and 6 inch gathering and trunk lines, five pump stations with a total of approximately 50,000 barrels of storage, various pumps for wellhead and mainline movement of crude oil, a three acre site with mainline pumps and several small spare parts storage structures.

      In connection with its NGL trucking activities, Interline Energy Services has seven tractors and eight trailers. Interline also leases (month to month) two trailers from an outside party.

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

      On March 26, 1998, PSI filed claim against the Company in the bankruptcy proceeding seeking royalties of $420,000, asserting breaches of the assignment agreement and requesting the return of a prototype production device ("Baby M") held by the Company. The Company filed an objection to the claim, and a trial of the claims was held on June 5 and 8, 1998. After hearing testimony of witnesses, receiving exhibits and hearing arguments of counsel, the court entered an order denying PSIs claim for $420,000, ordering that the Company return Baby M to PSI and denying all other claims brought by PSI. The Company has returned Baby M to PSI.

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

Interline U.K.

      In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a refinery in Stoke, England. As part of the transaction, the Company executed a licensing agreement with the joint venture giving it the right to own, operate and practice the Interline used oil technology. The terms of the joint venture provided the Company a 40% ownership interest, and under the license agreement, the right to receive a 6 cent gross royalty per gallon of oil processed. The refinery was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is in current production. In April of 1997 the Company sold its 40% interest in the joint venture to John Whelan for $500,000. Whelan is now the sole owner of the used oil refinery in Stoke-on-Trent, and is authorized to use the Interline technology under the original licensing agreement. As a result of the realities of the pricing structure in England for used oil products, and the higher than expected operating costs to operate the England plant, the 6 cent royalty called for in the license agreement was reduced to 3 cents and is not payable until the refinery is profitable. To date, the Company has not received any royalty revenue from the English plant. Further, John Whelan had only paid $200,000 of the purchase price. After attempted settlement negotiations broke down, on November 19, 1998 the Company instituted a legal proceeding against him in the High Court of Justice, Queens Bench Division, Bristol District Registry, Bristol Mercantile Court

      In January of 2000, the Company was required to deposit approximately $80,000 security bond with Bristol Mercantile Court. The Company was also faced with spending $50,000 to litigate the case. Due to the Company's cash restraints and in the best interest of the Shareholders, the Company elected not to proceed with the case and the action against John Whelan was dismissed. The Company has the option to re-file this claim against John Whelan for five years.

Transpacific Industries - Australia

      In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000 gallon per day plant for $3.4 million.

      The plant was completed and has been operating since August of 1998. Per the purchase agreement, upon completion of the plant the Company is entitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS
      None

                                    PART II

ITEM 5.     MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S
            COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

      Prior to July 30, 1997 the Company's common stock was listed on the American Stock Exchange Emerging Company Market Place under the symbol "IRC.EC" Prior to July, 1994, the Company's common stock was quoted on the NASDAQ Small Cap Market. On July 30, 1997 AMEX halted trading of the Company's common stock as a result of the announcement of the filing of a petition for involuntary bankruptcy. The Company determined not to appeal the decision. Currently, the Company's common stock is listed in the over-the-counter market with price quotations published on the NASD Electronic Bulletin Board under the symbol IRCE

      The information contained in the following table was obtained from information obtained by a licensed stock broker and shows the range of representative prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                           High             Low
                                           -----            ----
            1998
            -----

            First Quarter                  $0.35            $0.21
            Second Quarter                 $0.35            $0.13
            Third Quarter                  $0.27            $0.10
            Fourth Quarter                 $0.18            $0.06


            1999
            ----

            First Quarter                  $0.11            $0.05
            Second Quarter                 $0.35            $0.04
            Third Quarter                  $0.32            $0.06
            Fourth Quarter                 $0.22            $0.05

            2000
            -----

            First Quarter                  $0.44            $0.06

            (Through March 25, 2000)


Record Holders of Common Stock

      The number of record holders of the Registrants common stock as of March 20 2000, is 387.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


Interline Energy Service - Oil and Gas Operations

      The Company has been engaged in the oil and gas industry since 1990. These operations primarily involve natural gas gathering and processing, crude oil gathering, fractionation and marketing of natural gas liquids, and nominal oil and gas production

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. The plant processed and fractionated a total of 95,900 gallons a day of natural gas liquids for the year ended December 31, 1999 compared to 78,100 gallons a day for the year ended December 31, 1998. Of the total gallons fractionated and processed, 8,734 gallons per day was for the Company and 87,166 gallons per day for others, as compared to 9,900 and 50,359 gallons per day respectively in 1998. In 1999, the Company processed an average of 45,800 gallons a day of NGLs for Amoco and an average of 34,595 gallons per day of NGLs for KNGG.

      The Company's natural gas liquids transportation operation transported approximately 39 million gallons of raw and finished products during the year ended December 31, 1999. The Company operates seven tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and takes propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      Oil and natural gas production from the Company's wells in Wyoming continue to be a small but profitable segment of operations. During 1999 oil and gas prices have increased significantly compared to prices during 1998, and the Company intends to continue producing these wells.

            Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. Management is unaware of any significant future capital expenditures except for the upgrade and overhaul of its compressor located at the Well Draw Gas Plant. The total cost of this addition will be approximately $80,000. However, the very nature of equipment operation, ware and tear and replacement in this type of operation can be significant. Further, it is noted that most of the revenues earned by the Well Draw Plant are derived from the Amoco contract which will expire in June 1, 2001 unless the Company does not receive written notice of termination from Amoco. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations.

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

      Based on the experiences with the six Plants that have been built by the Company, managements current feelings are to not be in the construction business. Further, until the Company gets into better financial condition, it is not in a position to take interests in operating Plants. Management believes that the best way to capitalize on the technology is to sell the construction plans for a Plant and provide consultation services to the purchaser.

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

      Management still believes that there exists economic justification and interest in the technology. The Company continues to improve the technology, and on May 28, 1998 filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. While management continues to receive inquiries about the technology, the Company is selective as to potential purchasers. From experience, management is aware of the complicated nature between the balance of supply and demand. Management has become much more selective in its consideration of selling the technology to prospective purchasers and unless favorable conditions exist the Company discourages the purchaser. Management has become much more active in helping potential customers evaluate their end-product sales markets.

Results of Operations

      The  following  analysis  of  the  financial   condition  and  results  of
operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues

      Revenues increased $362,006 or 10.24%, to $3,898,803 for the year ended December 31, 1999 as compared to $3,536,797 for the year ended December 31, 1998. The revenue increase included a $757,322 or 24.67%, increase in oil and gas revenues; a $365,368, or 84.31% decrease in used oil refining revenues and a $29,948 decrease in other revenues. The Company's total revenues, on a segment basis, for the year ended December 31, 1999 and 1998 were as follows:


              Revenues For Year December 31, 1999 and 1998
              --------------------------------------------

                        1999               %       1998               %
                    -------------------------------------------------------

Oil and Gas             $3,826,723       98.15%   $3,069,401       86.78%

Used Oil refining           68,000        1.74%      433,368       12.25%

Other                        4,080         .11%       34,028         .97%



Total Revenue             $3,898,803       100%   $3,536,797        100%


                    ------------------------------------------------------

Oil and Gas Revenues

      Oil and gas revenues contributed approximately 98.15% of total revenues for the year ended December 31, 1999, as compared to approximately 86.78% for the year ended December 31, 1998. Revenues increased $757,322 or 24.67% to $3,826,723 for the year ended December 31, 1999 as compared to $3,069,401 for the year ended December 31, 1998.

      During the year ended December 31, 1999 revenues increased $757,322, or 24.67%. This revenue increase was mainly attributed to a $389,880, or 44.63% increase in liquids (NGLs) sold to the local market under the account of the Company, a $278,860, or 40.01% increase in fractionation fees and an increase of $87,095, or 7.39% in transportation fees.

      The increase in liquids (NGLs) sold to the local market was mainly attributed to an increase of 63.93% in liquid prices for the year ended December 31, 1999 compared to December 31, 1998. The increase in fractionation fees and transportation fees was mainly attributed to an increase in liquids (NGLs) processed for others at the Well Draw Gas Plant. During the year ended December 31, 1999 the Company processed for others, an average of 87,166 gallons per day of NGLs compared to 68,200 gallons a day for the year ended December 31, 1998.


      The Company's Oil & Gas Operations revenues for the year ended December 31, 1999 and 1998 were as follows:

 Oil & Gas Operations Revenue For Year Ended December 31, 1999 and 1998



                               1999             %             1998        %
-------------------------------------------------------------------------------
Liquids (NGL) Sold            $1,263,438      33.02%       $873,558    28.46%
Fractionation Fees               975,882      25.50%        697,022    22.71%
Transportation Fees            1,265,039      33.06%      1,177,944    38.38%
Crude Tariff Fees                177,604       4.64%        182,439     5.94%
Crude Oil Sold                    84,004       2.20%         80,981     2.64%
Residue Gas Sold                  38,376       1.00%         31,464     1.03%
Other                             22,380       0.58%         25,993      .84%

------------------------------------------------------------------------------
Total Revenue                 $3,826,723        100%     $3,069,401      100%
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

      Used oil refining revenues contributed 1.74% of total revenues for the year ended December 31, 1999 compared to 12.25% for the year ended December 31, 1998. The revenues decreased of $365,368, or 84.31%, to $68,000 for the year ended December 31, 1999 compared to $433,368 for the year ended December 31, 1998. The $433,368 revenue for year ended December 31, 1998 was mainly derived of $83,368 which was associated with the Australian refinery and $350,000 for the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000. During 1999, the Company recorded revenues of $68,000 from relating to the Ecolube agreement. The Company received no revenue for royalties for it used oil technology during year ended December 31, 1998 and 1999.

Direct Costs

      Direct costs increased $18,440 or .80%, to $2,334,348 for the year ended December 31, 1999 compared to $2,315,908 for the year ended December 31, 1998. As a percent of revenues, direct costs decreased 5.61%, to 59.87% for the year ended December 31, 1999 compared to 65.48% for the year ended December 31, 1998.

      This decrease of 5.61%, as a percent of revenues is mainly attributed the oil and gas segment. As a percent of revenues, direct cost in the oil and gas segment decrease 10.17%, to 59.03% for the year ended December 31, 1999 compared to 69.20% for the year ended December 31, 1998. Many of the direct costs as they relate to the oil and gas segment are considered partly fixed and do not change in proportion to increases in revenue. Because of these partially fixed direct costs, when revenues increase, direct costs as a percent of revenue have a tendency to decrease.

 Selling, General and Administrative

      Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information and technical services and administrative personnel of the Company.

      Selling, general and administrative expenses decreased $153,262, or 13.42%, to $988,992 for the year ended December 31, 1999 compared to $1,142,254 for the year December 31, 1998. As a percent of revenues, selling, general and administrative expenses were 25.37% for the year ended December 31, 1999 compared to 32.30% for the year ended December 31, 1998.

      The decrease of $153,262, or 13.42%, in selling, general and administrative expenses were mainly attributed to decreases in legal and accounting, outside contract service and travel. The Company reduced outside legal and accounting fees by $74,583, to $89,695 for the year ended December 31, 1999 compared to $164,278 for the year ended December 31, 1998. These legal costs were mainly attributed to the Company's legal proceedings, patent protection and bankruptcy filing. The Company also reduced outside contract services by $34,615 and travel expense by $23,826.

Depreciation and Amortization

      Depreciation and amortization expenses increased $59,178 or 9.04% to $713,881 for the year ended December 31, 1999 compared to $654,703 for the year ended December 31, 1998. As a percent of revenues, depreciation and amortization expenses increased to 18.31% for the year ended December 31, 1999 compared to 18.51% for the year ended December 31, 1998.

Research and Development

      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

      Research and development expenses decreased $8,733, or 12.25%, to $62,563 for the year ended December 31, 1999 compared to $71,296 for the year ended December 31, 1998. As a percent of revenues, research and development expenses increased to 1.60% for the year ended December 31, 1999 compared to 2.02% for the year ended December 31, 1998.

 (Loss) from operations

      Loss from operations decreased $446,383, or 68.95%, to $200,981 for the year ended December 31, 1999 compared to a $647,364 loss for the year ended December 31, 1998. The $446,383 decrease in loss from operations was mainly attributed to an increase in gross margin of $343,566 from the Company's focus on increasing margins on liquid contracts and increasing revenues in its oil and gas segment. Also the Company's selling, general and administrative expenses decreased by $153,262, or 13.42%, and research and development expenses decrease by $8,733, or 12.25%. These decreases were attributed to the plan implemented by management (1997-1998) to increase cash flow and reduce expenses.

Other income (expenses)

      Net interest income (expense) increased $34,852, or 147.50%, to $58,480 for the year ended December 31, 1999 compared to $23,628 for the year end December 31,

1998. The net increase was mainly attributed to a decrease in interest earned during 1999 on the Company's money market and interest bearing accounts due to less cash and cash equivalents.

      Interest expense to a related party increased $147,062 or 124.68%, to $265,006 for the year ended December 31, 1999 compared to $117,944 for the year ended December 31, 1998. This $147,062 increase in interest expense to a related party was attributed to the Company new note agreement. As part of the plan of reorganization under Chapter 11 the Company executed a new note agreement for $3,600,000. Under the new note agreement the Company is required to pay interest rate of 7%.

 Income (Loss) from discontinued operations

      As disclosed in previous SEC filings, during 1997 the Company discontinued the operations of the Utah Oil and Gas Operations (May 1997), Gagon Mechanical (May 1997) and the Salt Lake Refinery (September 1997). Refer to the Company's previous SEC filings for full explanation.

      Loss from discontinued operations is $-0- for the year ended December 31, 1999 compared to a loss of $8,643 for the year ended December 31, 1998. The Company's total income (loss) from discontinued operations, on a segment basis, for the year ended December 31, 1999 and 1998 were as follows:


               Income (Loss) From Discontinued Operations
             For The Year Ended December 31, 1999 and 1998
          ----------------------------------------------------

                                1999           1998         Change
                              -------------------------------------


Utah Oil and Gas                 $0              $0            $0
Gagon Mechanical                  0          -8,643        -8,643
Genesis Refinery                  0               0             0
--------------------------------------------------------------------

          Total                  $0         -$8,643       -$8,643
--------------------------------------------------------------------

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

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached an agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the Company did not make this installment - see below); $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920.

      At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Certain assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998 when the Bankruptcy Plan was confirmed, the Company has received $68,000 cash from the marketing of it refining technology.

      On September 22, 1999, the Company was obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). On September 22, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,595,920) due under the note. As of March 22, 2000, the Company is current on all interest payments.

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

      Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present, these activities are being performed by current Company employees and part time contract consultants.

     The Company's net cash used by continuing operations was $259,882 for the year ended December 31, 1999 compared to net cash used by continuing operations of $875,424 for the year ended December 31, 1998. Of the $875,424 cash used in continuing operations for the year ended December 31, 1998, $750,000 was attributed to an one time payment to Genesis Petroleum, Inc. to settle all claims with Genesis Petroleum (refer to the Company's December 31, 1998 Form 10-KSB under "Legal Proceeding"). Without the one time payment to Genesis Petroleum, Inc., cash used in continuing operations for the year ended December 31, 1998 was $125,424. The $134,458 increase in cash used by continuing operations (exclusive of the $750,000 payment to Genesis Petroleum, Inc.) was mainly attributed to an increase of $251,360 in accounts receivable and a $176,155 decrease in accounts payable.

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

                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Interline Resources Corporation


      We have audited the accompanying consolidated balance sheet of Interline Resources Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

                                  TANNER + CO.

Salt Lake City, Utah
January 20, 2000

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                              Consolidated Balance Sheet

                                                      December 31, 1999
------------------------------------------------------------------------------



         Assets

Current assets:
   Cash and cash equivalents                                $    255,735
   Accounts receivable                                           521,080
   Inventories                                                    40,772
   Note receivable                                                77,500
   Other current assets                                           16,628
                                                            ------------

            Total current assets                                 911,715
                                                            ------------

Property and equipment, net                                    3,676,385
Technology and marketing rights, net                             569,285
                                                            ------------

            Total assets                                    $  5,157,385
                                                            ============

------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                         $    191,012
   Accrued liabilities                                            39,468
   Current portion of long-term debt                           3,742,310
                                                            ------------

            Total current liabilities                          3,972,790
                                                            ------------

Long-term debt                                                   647,616
                                                            ------------

            Total liabilities                                  4,620,406
                                                            ------------

Commitments and contingencies                                          -

Stockholders' equity:
   Preferred stock - $.01 par value, 25,000,000 shares
     authorized, no shares issued and outstanding                      -
   Common stock - $.005 par value, 100,000,000 shares
     authorized; 14,066,052 shares issued and outstanding         70,330
   Additional paid-in capital                                  9,209,058
   Accumulated deficit                                        (8,742,409)
                                                            ------------

            Total stockholders' equity                           536,979
                                                            ------------

            Total liabilities and stockholders' equity      $  5,157,385
                                                            ============


------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                      27

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Operations

                                                Years Ended December 31,
------------------------------------------------------------------------------




                                                    1999        1998
                                                ------------------------

Revenue                                         $  3,898,803 $ 3,536,797
Direct costs                                       2,334,348   2,315,908
                                                ------------------------

Gross margin                                       1,564,455   1,220,889
                                                ------------------------

Operating expenses:
   Selling, general and administrative expenses      988,992   1,142,254
   Depreciation, depletion and amortization          713,881     654,703
   Research and development                           62,563      71,296
                                                ------------------------

            Total operating expenses               1,765,436   1,868,253
                                                ------------------------

Loss from operations                                (200,981)   (647,364)

Other income (expense):
   Interest expense, net                             (58,480)    (23,628)
   Interest expense, related party                  (265,006)   (117,944)
   Gain (loss) on sale of assets                      18,908      (2,088)
                                                ------------------------

Loss before benefit for income taxes
  and discontinued operations                       (505,559)   (791,024)

Benefit for income taxes                                   -           -

Loss from discontinued operations                          -      (8,643)
                                                ------------------------

            Net loss                            $   (505,559) $ (799,667)
                                                ========================

Loss per common share - basic and diluted       $      (.04)  $    (.06)
                                                ========================

Weighted average shares - basic and diluted       14,066,052  14,065,800
                                                ========================




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      28

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                          Consolidated Statement of Stockholders' Equity

                                  Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------


                                                                 Additional
                          Preferred Stock      Common Stock      Paid-In      Accumulated
                          Shares   Amount   Shares      Amount   Capital      Deficit       Total
                          -----------------------------------------------------------------------------

Balance,
January 1, 1998              -     $   -   13,974,167  $69,871   $9,185,517  $(7,437,183)  $1,818,205

Shares issued for
services                     -         -      100,000      500       23,500       -            24,000

Shares received and
retired in settlement of
litigation                   -         -       (8,115)    (41)          41       -               -

Net loss                     -         -          -         -          -       (799,667)     (799,667)
                          -----------------------------------------------------------------------------

Balance,
December 31, 1998            -         -   14,066,052   70,330    9,209,058   (8,236,850)  1,042,538

Net loss                     -         -          -         -          -         (505,559)   (505,559)
                          -----------------------------------------------------------------------------

Balance,
December 31, 1999            -     $   -   14,066,052  $ 70,330  $9,209,058  $(8,742,409)    $536,979
                          =============================================================================



See accompanying notes to consolidated financial statements.
                                                                      29

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows

                                                Years Ended December 31,
------------------------------------------------------------------------------



                                                    1999        1998
                                                ------------------------
Cash flows from operating activities:
   Net loss                                     $   (505,559) $ (799,667)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
      Depreciation, depletion and amortization       713,881     654,703
      Impairment loss                                145,000           -
      (Gain) loss on sale of assets                  (18,908)      2,088
      Common stock issued for services                     -      24,000
      Forgiveness of debt                             17,458     (20,000)
      (Increase) decrease in:
         Accounts receivable                        (251,360)     34,370
         Inventories                                  14,453     (31,056)
         Other current assets                          3,867         813
      Increase (decrease) in:
         Accounts payable                           (176,155)     68,231
         Accrued liabilities                        (150,507)   (799,971)
         Deferred revenue                            (52,052)     (9,041)
                                                ------------------------

         Net cash used in continuing operations     (259,882)   (875,424)

         Net cash provided by discontinued               -       683,853
          operations                            ------------------------

               Net cash used in
               operating activities                 (259,882)   (191,571)
                                                ------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                       47,071       4,700
   Decrease in note receivable                        14,763      19,058
   Purchase of property, plant and equipment        (158,937)    (88,935)
                                                ------------------------

               Net cash used in
               investing activities                  (97,103)    (65,177)
                                                ------------------------

Cash flows from financing activities-
   payments on long-term debt                       (149,739)   (133,992)
                                                ------------------------

            Net decrease in cash                    (506,724)   (390,740)

Cash, beginning of year                              762,459   1,153,199
                                                ------------------------

Cash, end of year                               $    255,735  $  762,459
                                                ========================


------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      30

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                                               Continued

------------------------------------------------------------------------------




Supplemental Disclosure of Cash Flow Information
                                                    1999        1998
                                                ------------------------
   Actual cash amounts paid for:

         Interest                               $  332,885  $   181,019
                                                ========================

         Income taxes                           $      -    $      -
                                                ========================


Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended December 31, 1999, property and equipment with an aggregate value of $160,080 was purchased with debt.

During the year ended December 31, 1998, property and equipment with an aggregate value of $77,400 was purchased with debt. In addition, as part of the bankruptcy proceedings $925,911 of accrued interest was included as part of long-term debt.

------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                      31

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements

                                              December 31, 1999 and 1998
------------------------------------------------------------------------------


1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the financial statements of Interline Resources Corporation, Inc. (the Company) and its subsidiaries Interline Hydrocarbons, Inc., Interline Energy Services, Inc., NRG Fuels, Inc., and Interline Crude Gathering Company. All significant intercompany transactions and balances have been eliminated in consolidation.


Business Activity
The  Company's   principal  segments  of  operation  consist  of  the  following industries:

   Oil and Gas
   The Company's operations involve natural gas gathering and processing, crude oil gathering, fractionation, marketing of natural gas liquids, and oil and gas production. The gas is processed and fractionated into its constituent natural gas liquid products and remaining residue gas. Residue gas is sold into a major interstate pipeline and the natural gas liquid products are sold to both end users and other major refineries for further refinement.


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


Segment information concerning oil and gas reserves and related disclosures are not presented since the operations are not significant in relation to the financial statements taken as a whole.


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

                                                           Estimated
                                                             Useful
                                                              Life
                                                          -------------

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


Earning Per Common and Common Equivalent Share The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


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


2. Going Concern

The Company has sustained significant operating losses and has a working capital deficit. In 1997, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1998 the bankruptcy court approved the Company's plan. Under terms of the confirmed plan certain obligations were restructured. When the plan was confirmed, it was not known if the Company would be able to meet its obligations. Currently, the Company has defaulted on its first principal payment (see note 6). These factors create substantial doubt about the Company's ability to continue as a going concern.


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


3. Note Receivable

At December 31, 1999, the Company had an unsecured, non-interest bearing note receivable due from a company for construction completed in 1993. At December 31, 1999, the note totaled $77,500 and has been paid in full in January 2000.


4. Property and Equipment

Property and equipment consists of the following:

Land                                   $    134,535
Vehicles                                    130,838
Machinery and equipment                   5,116,796
Buildings and structures                    822,026
Office furniture and equipment              283,318
                                       ------------
                                          6,487,513

Less accumulated depreciation,
  amortization, and depletion            (2,811,128)
                                       ------------

                                       $  3,676,385
                                       ============




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



5. Technology and Marketing Rights

During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil. In addition, the Company has developed its own technology relating to refining used oil. The Company is currently working with several entities who desire to use its refining process. The Company capitalized $2,228,684 of patent, engineering, and other costs related to this agreement. The Company historically has evaluated the value of its technology and marketing rights based on comparing the unamortized balance to undiscounted project operating income over the remaining technology and marketing rights amortization period.

5. Technology and Marketing Rights
   Continued

As a result of the uncertainty of future operating results and the litigation relating to the technology and marketing rights, the Company has recorded an impairment loss of $145,000, included under the caption of selling, general and administrative costs at December 31, 1999, to reduce these assets to their net estimated realizable value. These rights are being amortized on a straight-line basis over seven years. Amortization expense of $142,858 was recorded during the years ended December 31, 1999 and 1998, respectively, and accumulated amortization after the impairment loss totaled $813,971 at December 31, 1999.

6. Long-Term Debt

Long-term debt is as follows:

------------------------------------------------------------------------------

                                   Notes to Consolidated Financial Statements
                                                                   Continued

------------------------------------------------------------------------------




Note payable to a shareholder of the Company with interest at 7%, secured by a Trust Deed and a security interest in all assets of the Company. Quarterly interest and annual principal payments are due through September 22, 2002. The Company did not make the first principal payment of $750,000, which was due September 22, 1999. Such late payments bear interest at 14% until paid. In addition, the holder could declare the entire principal and accrued interest immediately due and payable.
                                                              $ 3,595,920

Notes payable to various financial institutions bearing interest at between 7% and 10.75%, due in combined monthly installments of $5,621 including interest, secured by real estate and guaranteed by an officer and certain former officers/shareholders.
                                                                  440,123


6. Long-Term Debt
   Continued

Notes payable to former shareholders with interest accruing at 7%, due in annual installments of $8,237 unsecured
                                                                   94,324

Notes payable to various financial institutions, due in combined monthly installments of $6,531, including interest at rates between 10.54% and 11.95%, secured by vehicles
                                                                  203,377



Capital lease obligations (see note 7)                             56,182
                                                                ---------
                                                                4,389,926

Less current portion of long-term debt                         (3,742,310)
                                                              ------------

                                                             $    647,616
                                                              ============


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------


Future maturities of long-term debt are as follows:


Year Ending December 31:                  Amount
                                       ------------

   2000                                  $3,742,310
   2001                                      94,164
   2002                                      64,373
   2003                                      81,415
   2004                                      70,016
   Thereafter                               337,648
                                       ------------

                                       $  4,389,926
                                       ============




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




7. Capital
   Leases
The Company has entered into several noncancellable capital leases for equipment. The leases have between three and four year lease terms, aggregate monthly payments total $3,793. The assets under capital leases have been capitalized at an aggregate cost of $160,559 and accumulated amortization of these costs totaled $69,619 at December 31, 1999. Future minimum lease payments are as follows:


   Year                                          Amount
  -------                                    ------------

   2000                                           $57,201
                                                ----------

Total minimum lease payments                       57,201

Less amount representing interest                  (1,019)
                                                ----------

Present value of minimum lease payments      $     56,182
                                               ============



8. Income Taxes

The Company's income tax (expense) benefit differed from the statutory federal rates as follows:


                                         1999        1998
                                     ------------------------

Statutory rate applied to loss
before taxes                         $    172,000  $  272,000
State income taxes                         25,000      40,000
Other                                      28,000           -
Increase in valuation allowance          (225,000)   (312,000)
                                     ------------------------

                                     $      -     $     -
                                     ------------------------



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




8. Income Taxes
   Continued

Significant components of the Company's deferred tax assets liabilities at December 31, 1999 are as follows:


Depreciation                           $   (402,000)
Net operating losses                      3,304,000
Capital loss carryover                       70,000
Valuation allowance                      (2,972,000)
                                       ------------

                                       $      -
                                       =============



The Company has approximately $9,717,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2013. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized. In addition, the Company has $207,000 of capital loss carryforwards available to offset income.


It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. Consequently, a valuation allowance has been established to offset any tax asset.


9. Discontinued
   Operations
During 1997, in an effort to increase cash flow and reduce expenses, the Company discontinued Gagon.


10.Stock Option
   Plan
The Company has a stock option plan for officers and directors of the Company (Officers Option Plan), under which a maximum of 350,000 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Officers Option Plan, 7,500 options are granted each year to various officers and directors of the Company. Additional options may be granted at the discretion of the board of directors.


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



10.Stock Option Plan
   Continued

The Company also has a stock option plan for  non-insiders  (Non- Insider Option
Plan), under which a maximum of 750,000 options may be granted to purchase common stock. Grants are also limited to 250,000 options per year.


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


A schedule of options and warrants at December 31, 1999 is as follows:


                                  Number of    Option Price
                                   Options      Per Share
                                 ----------------------------

Outstanding at January 1, 1998     734,166    $ 1.08 - 5.65
   Granted                          22,500             4.50
   Expired                        (650,000)            1.08
   Forfeited                        (7,500)            4.50
                                 ----------------------------

Outstanding at December 31, 1998    99,166      4.50 - 5.65
   Granted                          22,500              .10
   Expired                         (15,000)     4.50 - 5.65
   Forfeited                          -              -
                                 ----------------------------

Outstanding at December 31,1999    106,666     $ .10 - 4.50
                                 ============================


Options exercisable and shares available for future grant are as follows:


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                                              Continued

------------------------------------------------------------------------------




                                 December 31,
                           ------------------------
                               1999        1998
                           ------------------------

Options exercisable             106,666      99,166
Shares available for grant      943,334     950,834


11.Stock-Based Compensation
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accouting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                    December 31,
                              ------------------------
                                  1999        1998
                              ------------------------

Net loss - as reported        $  (505,559)  $ (799,607)
Net loss - pro forma          $  (506,985)  $ (803,711)
Loss per share - as reported  $      (.04)  $     (.06)
Loss per share - pro forma    $      (.04)  $     (.06)



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                       December 31,
                                 -----------------------
                                    1999        1998
                                 -----------------------

Expected dividend yield          $    -      $    -
Expected stock price volatility      152%        141%
Risk-free interest rate                5%          5%
Expected life of options          5 years     5 years
                               -----------------------

The weighted average fair value of options granted during 1999 and 1998 are $.06 and $.18, respectively.

11.Stock-Based Compensation
   Continued

The following table summarized information about fixed stock options outstanding at December 31, 1999:


                      Options Outstanding          Options Exercisable
-----------------------------------------------------------------------------
                         Weighted
                          Average
             Number     Remaining      Weighted    Number      Weighted
Range of   Outstanding  Contractual    Average   Exercisable   Average
Exercise       at          Life        Exercise      at        Exercise
 Prices     12/31/99     (Years)        Price     12/31/99      Price
-----------------------------------------------------------------------------

$  4.50      84,166       1.53       $   4.50      84,166      $  4.50
    .10      22,500       4.16            .10      22,500          .10
-----------------------------------------------------------------------------

$.10-4.50   106,666       2.08       $   2.00    106,666       $  2.00
-----------------------------------------------------------------------------



12.Significant Customers

The Company has a customer whose sales exceed 10% of total revenues. Sales to this customer were approximately $1,265,000 and $1,220,000 for the years ended December 31, 1999 and 1998, respectively.


13.Segment Information

The Company operates in two business segments: 1) Oil and gas refining and distribution; 2) Used oil refining.

The following tables represent financial information by business segment for years ended December 31, 1999 and 1998.


1999                Oil and Gas   Used Oil   Corporate   Consolidated
----------------------------------------------------------------------

Revenue             $3,826,723   $ 68,000    $  4,080    $3,898,803
Direct costs         2,259,241     75,107         -       2,334,348
Operating expenses     973,440    297,393     494,603     1,765,436
Identifiable assets  3,872,415    602,329     682,641     5,157,385
Capital expenditures   309,945      9,072         -         319,017
Depreciation and
  amortization         362,998    294,636      56,247       713,881



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



13.Segment Information
   Continued

1998               Oil and Gas     Used Oil  Corporate      Consolidated
--------------------------------------------------------------------------

Revenue             $3,069,401  $  433,368   $  34,028      $3,536,797
Direct costs         2,124,046     191,862         -         2,315,908
Operating expense      925,413     419,137     523,703       1,868,253
Identifiable assets  3,868,028   1,010,640   1,152,649       6,031,317
Capital expenditures   134,545      27,788       4,002         166,335
Depreciation and
  amortization         454,362     144,407      55,934         654,703



14.Profit Sharing
   Plan
The Company has a defined contribution retirement plan. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $356 and $712 for the years ended December 31, 1999 and 1998, respectively.


15.Fair Value of
   Financial
   Instruments
None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


16.Contingency
The Company has certain agreements related to construction of used oil refinery plants and sale of used oil refining technology. The contracts include certain guarantees of performance by the plants and the sold technology. Should the guarantees of performance not be met, the contracts provide for certain concessions to be made by the Company.







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


                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                         Age        Position

      Michael R. Williams           48       Director/Chairman/CEO/President

      Mark W. Holland               43       Director/Chief Financial Officer

      Laurie Evans                  35       Director/Vice Presidentof
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





                       SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                                       -----------------------------------
                                          Annual Compensation               Awards             Payouts
                                      ----------------------------     ---------------------------------------------
(a)                      (b)        (c)         (d)       (e)         (f)          (g)         (h)         (i)
                                                          Other                                            All
Name and                                                  Annual        Restrict    Options/    LTIP       Other
Principal                           ($)         ($)       Compen-       Stock       SAR's       Payouts    Compen-
Postition                Year       Salary      Bonus     sation($)     Awards($)   (#)         ($)        sation($)
--------------------------------------------------------------------------------------------------------------------
Michael R. Williams      1999      $143,536    $-0-      $-0-           $-0-        7,500(1)    $-0-       $-0-
  President, CEO         1998      $125,000    $-0-      $-0-           $-0-        7,500(1)    $-0-       $-0-
  Chairman               1997      $156,216    $-0-      $-0-           $-0-        7,500(1)    $-0-       $-0-
--------------------------------------------------------------------------------------------------------------------


   (1) According to the Company's 1994 Officers and Directors Stock Option Plan which was approved by the Company's shareholders on May 10, 1994, Mr. Williams was granted 7,500 shares of the Company common stock on March 1, 1997 and March 1, 1998 at a price of $4.50 and 7,500 share of common stock on March 1, 1999 at a price of $.10.

      The Company provides health and life insurance to its employees, including its officers and certain directors.

Stock Options Granted During 1999
      The following table provides information on grants of stock options during 1999 to the persons named in the Summary Compensation Table above.

                   OPTION GRANTS IN 1999 -INDIVIDUAL GRANTS
-------------------------------------------------------------------------------
        (a)               (b)            (c)          (d)            (e)
-------------------------------------------------------------------------------
                                      % of Total
                                      Options        Exercise
                        Options       Granted to     or Base
                        Granted       Employees      Price        Expiration
        Name              (#)            in          ($/Sh)          Date
                                      Fiscal Year
-------------------------------------------------------------------------------
 Michael R. Williams     7,500         33.33%         $.10          3/1/03
-------------------------------------------------------------------------------

Option Values at December 31, 1999

      No options were exercised during 1999 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 1999 owned by the people named in the Summary Compensation Table above.



                         AGGREGATE OPTION EXERCISED IN 1999
                           AND YEAR-END 1999 OPTION VALUES
-----------------------------------------------------------------------------------------------------------------
        (a)               (b)            (c)                   (d)                             (e)
-----------------------------------------------------------------------------------------------------------------
                                                           Number of                   Value of Unexercised
                                                     Unexercised Options at          In-the-Money Options at
                                                       Year End 1999 (#)               Year End 1999 ($)(1)
                         Shares
                       Acquired on      Value
        Name            Exercise       Realized    Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------

Michael R. Williams       -0-            -0-         37,500            -0-           -0-                -0-

------------------------------------------------------------------------------------------------------------------



(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 1999 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the obtain by a licensed stock broker on December 31, 1999 ($0.08).

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

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 22, 2000 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name and Address                                                Percentage
of Beneficial Owner                 Shares Owned(1)               Owned
-------------------------------------------------------------------------------
Michael R. Williams(2)(3)             2,703,006                   19.07%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Maurice D. Sabbah(4)                  2,052,666                   14.47%
c/o Fortress RE
262 East Morehead St.
PO Box 700
Burlington, NC  27216

Mark W. Holland(2)(5)                   239,720                   1.69%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Laurie Evans(2) (6)                     15,000                    .11%
777 North 1570 West
Pleasant Grove, Utah  84062

All Officers and Directors           2,972,726                  20.95%
as a Group (3 persons)
Total Shares Issued and             14,172,718                    100%
Outstanding(1)

      (1)As of March 22, 2000 there were 14,066,052 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 106,666 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 14,172,718 shares issued and outstanding.

      (2) These individuals are the officers and directors of the Company.

      (3) Mr. Williams is a Director and the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,561,056 beneficially owned, 104,450 shares owned by his minor children and 37,500 shares issuable upon the exercise of currently exercisable options.,

      (4) Includes 2,052,666 shares which are owned directly by Mr. Sabbah. The number of shares indicated excludes 29,000 shares owned by Mr. Sabbahs daughter and 25,000 shares owned by Mr. Sabbahs wife, as to both of which Mr. Sabbah disclaims beneficial ownership.

      (5) Mr. Holland is Director and Chief Financial Officer of the Company. The number of shares indicated as owned by Mr. Holland includes 178,054 directly owned by Mr. Holland and 61,666 shares which may be issued upon the exercise of a currently exercisable stock option.

      (6) Mrs. Evans is Director and Vice President of Marketing for Interline Energy Services. The number of shares indicated as owned by Mrs. Evans includes 0 directly owned by Mrs. Evans and15,000 shares which may be issued upon the exercise of a currently exercisable stock option.

      B. Security Ownership of Management. See Item 11(a) above.

            C. Changes in Control. No changes in control of the Company are currently contemplated.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY
            TRANSACTIONS

      In connection with the Company's purchase of its corporate offices in Alpine, Utah, in 1992, Michael R. Williams executed a personal and individual guarantee agreement for the $250,000 SBA 504 portion of the long-term financing. Michael R. Williams, Timothy G. Williams and Gearle D. Brooks executed guarantees as individual guarantors of the commercial banks $562,000 first mortgage.

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 7% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1999 was as follows:

                                    Total Amount            Unpaid as of
            Lender                    of Loans                12/31/99
            ------                  ------------            ------------
      Michael R. Williams             $89,519                  $  -0-
      Timothy G. Williams             $19,000                  $14,049
      Gearle D. Brooks                $79,985                  $15,432

      As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 1999 was as follows:

                                    Total Amount            Unpaid as of
            Lender                    of Loans                12/31/99
            ------                  ------------            ------------
      Michael R. Williams             $165,000                $   -0-
      Timothy G. Williams             $ 60,000                $   -0-
      Gearle D. Brooks                $ 75,000                $  64,843

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

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920

      On September 22, 1999, the Company was obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). On September 22, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,595,920) due under the note. As of March 25, 2000, the Company is current on all interest payments

Parents of Company

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

      B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 1999.

Exhibits to Form 10-KSB/A
                                                                  Sequentially
Exhibit                                                             Numbered
Number                        Exhibit                                 Page
-------------------------------------------------------------------------------
 3.1              Articles of Incorporation - Incorporated by         N/A
                  Reference to Exhibit 3.1 to Registration
                  Statement No. 33-25011-D on Form S-18

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

10.3              License Agreement - Petroleum Systems, Inc. -
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1993)

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

10.14             PSI Assignment Agreement -                          N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.15             Dukeun Industrial Company Agreements                N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.16             Bahrain and Singapore Agreement -                  N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.17 Genesis Petroleum - Salt Lake, L.L.C Agreements - N/A (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.18             Guarantee - Interline (UK)-                        N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.19             Note Purchase Agreement - Maurice Sabbah -        N/A
                  (Incorporated by Reference to Form 10-KSB dated December 31, 1995)

10.20             Note Purchase Agreement - Maurice Sabbah -        N/A
                  (Incorporated by Reference to Form 8-K
                  dated June 27, 1996)

10.21             Transpacific Industries License Agreements -      N/A

10.22             Q Lube Inc. Letter Agreement -- Termination -     N/A
                  License and Technology Disclosure Agreement and Related Agreements

10.23 Questar Asset Agreement - Utah Oil and Gas Sale - N/A (Incorporated by Reference to Form 8-K dated May 12, 1997)

10.24             Genesis Petroleum Settlement Agreement -          N/A
                  (Incorporated by Reference to Form 8-K
                  dated January 27, 1998)

21.1              Subsidiaries of Registrat -                       N/A


REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2000         INTERLINE RESOURCES CORPORATION


                                    By /s/ Michael R. Williams
                                   --------------------------------
                                       Michael R. Williams
                                       CEO/President
                                       Principal Executive Officer
                                       Director

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

            Date              Title             Signature

      March 22, 2000          CEO/President     /s/ Michael R. Williams
                              and Director      -----------------------------
                                                 Michael R. Williams

      March  22, 2000         Director/         /s/ Laurie Evans
                              Secretary         -----------------------------
                                                Laurie Evans