Form 10QSB
period 2000-03-31
INTERLINE RESOURCES CORP
filed 2000-05-15
CIK 841533

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 2000
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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

Common stock outstanding at May 12, 2000 - 14,066,052 shares of $.005 par value Common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE


                                      1
==============================================================================

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1  Financial Statements                                             Page

            Condensed Consolidated Balance Sheet at March 31, 2000        5

            Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2000 and 1999                    7

            Condensed Consolidated Statements of Cash Flows for
            three months ended March 31, 2000 and 1999                    8

            Notes to Condensed Consolidated Financial Statements         10

Item 2            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13


PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                            21

Item 2      Changes in the Securities                                    22

Item 3      Defaults Upon Senior Securities                              22

Item 4      Submission of Matters to a Vote of Security Holders          22

Item 5      Other Information                                            23

Item 6(a)   Exhibits                                                     23

Item 6(b)   Reports on Form 8-K                                          23

            Signatures                                                   24

                 FORWARD LOOKING INFORMATION AND RISK FACTORS

      Interline Resources Corporation (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operation, press release and filings with the Securities and Exchange Commission, regarding estimated future net revenues from operations, planned capital expenditures (including the amount and nature thereof), the effects of the Company's prior Bankruptcy proceeding, the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. These statements are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance.

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

                                March 31, 2000

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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of March 31, 2000, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)





                                                             March 31,
                                                               2000
                                                            -----------

Assets

Current assets:
      Cash and cash equivalents                               $560,137
      Accounts receivable - trade                              493,037
      Inventories                                               35,339
      Other current assets                                      11,712
                                                            -----------

         Total current assets                                1,100,225


Property, plant and equipment                                6,590,223
Accumulated depreciation and depletion                      (2,960,032)
                                                            -----------

         Net property, plant & equipment                     3,630,191

Technology and marketing rights                                533,571
                                                            -----------

              Total assets                                  $5,263,987
                                                           ============






The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                            March 31,
                                                              2000
                                                          ------------

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                      $291,572
      Accrued liabilities                                     60,596
      Note payable, related party                          3,595,920
      Current portion of long-term debt                      154,497
                                                          -----------

         Total current liabilities                         4,102,585
                                                          -----------

Long-term debt less current maturities                       676,719
                                                          -----------

         Total liabilities                                 4,779,304

Stockholders' equity:
      Preferred stock - $.01 par value,
       25,000,000 shares authorized;  1,000,000
         series A shares authorized; 0 series A
         shares issued and o/s                                 -
      Common stock - $.005 par value, 100,000,000
         shares authorized; 14,066,052 shares
         outstanding at March 31, 2000                        70,330
      Additional paid-in capital                           9,209,058
      Retained earnings                                   (8,794,705)
                                                          -----------

             Total stockholders' equity                      484,683
                                                          -----------

             Total liabilities & stockholders' equity     $5,263,987
                                                         ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                        INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                                 (Unaudited)

                                                Three months ended
                                                      March 31
                                               2000             1999
                                           ----------------------------

Revenue                                     $1,316,803        $816,934

Direct costs                                   825,144         534,212
                                           ----------------------------

Gross margin                                   491,659         282,722

Selling, general and
   administrative expenses                     258,509         240,416
Research and development                         7,128          19,678
Depreciation, depletion and amortization       184,617         168,712
                                           ----------------------------

Income (loss) from operations                   41,405        (146,084)

Other income (expense) net
      Interest income (expense)                (17,082)        (14,226)
      Interest expense, related party          (76,619)        (63,000)
      Gain from sale of assets                    -             18,908
                                           ----------------------------

Net loss before income taxes                  ($52,296)      ($204,402)

Income tax benefit
      Current                                     -               -
      Deferred                                    -               -
                                           ----------------------------

Net (loss)                                    ($52,296)      ($204,402)
                                           ============================

Loss per common share - basic and diluted       ($0.00)         ($0.01)
                                           ============================

Weighted average shares - basic and diluted  14,066,052      14,066,052
                                           ============================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows

                                 (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                      2000              1999
                                                   ----------------------------

Cash flows from operating activities:
  Net (loss)                                        ($52,296)       ($204,402)
  Adjustment to reconcile net (loss) to net
    cash (used in) provided by operating activities:
      Depreciation, depletion and amortization       184,617          168,711
      Gain on disposal of asset                         -             (18,908)
      (Increase) decrease in:
         Accounts receivable                          28,043         (130,618)
         Inventories                                   5,433            9,834
         Other current assets                          4,916          (13,041)
         Note receivable                              77,500            3,975
      Increase (decrease) in:
         Accounts payable                            100,560         (109,200)
         Accrued liabilities                          21,128          (25,504)
         Deferred income                                -              (1,888)
                                                   ----------------------------
    Net cash provided (used) by operating activiies  369,901         (356,754)

Cash flows from investing activities:
      Proceeds from sale of equipment                   -               3,000
      Purchase of property, plant & equipment       (102,710)         (82,123)
                                                   ----------------------------

      Net cash used in investing activities         (102,710)         (79,123)



The accompanying notes are an integral part of these consolidated condensed financial statements.

                        INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31
                                                     2000              1999
                                                 ----------------------------

Cash flows from financing activities:
      Proceeds from debt obligations                72,600           76,280
      Payment on long-term debt                    (35,389)         (25,309)
                                                 ----------------------------


      Net cash provided by financing activities     37,211           50,971
                                                 ----------------------------

Net increase (decrease) in cash                    304,402         (349,193)

Cash, beginning of period                          255,735          762,459
                                                 ----------------------------

Cash, end of period                               $560,137         $413,266
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

      On September 10, 1998, the Plan of Reorganization was confirmed by the United States Bankruptcy Court for the District of Utah. As a result, restraints on the activities of Interline imposed by the Bankruptcy code were removed. Interline reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement (See Part 1 - Item 2 Liquidity and Capital Resources) were incorporated in the plan. All other creditors were paid in full under the plan.

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

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company enters into agreements for fractionation of liquids from others on a fee basis. The plant processed and fractionated a total of 107,988 gallons a day of natural gas liquids for the three months ended March 31, 2000 compared to 100,007 gallons a day for the three months ended March 31, 1999. Of the total gallons fractionated and processed, 8,807 gallons per day was for the Company and 99,181 gallons per day for others, as compared to 9,228 and 90,779 gallons per day respectively for the three month ended March 31, 2000 and 1999


Merit (formerly Amoco) Agreement
      During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs located at its Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). The initial term of the six year agreement was to expire on June 1, 2000. Thereafter, the contract automatically renews for one year terms, unless Merit serves the Company with notice to terminate 90 days prior to the end of a term. The Company did not receive a termination notice from Merit, so the next expirations date is June 1, 2001. The Merit agreement is the largest liquids contract the Company has. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at the Bairoil, Wyoming plant where the NGLs are collected. During the three months ended March 31, 2000 the Company processed an average of 47,264 gallons per day of Merit liquids compared to 50,182 gallons per day for the three months ended March 31, 1999. The Merit contract accounted for 43.77% of the total NGLs processed for the three months ended March 31, 2000 and 50.17% for 1999.


KN Gas Gathering Agreement
     During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchase by Kinder Morgan ("KM"). During the three months ended March 31, 2000, the Company processed an average of 47,383 gallons per day of NGLs under the KM contract compared to 40,599 gallons per day for the three months ended March 31, 1999. The

KM contract accounted for 43.87% of the total NGLs processed by the plant for the three months ended March 31, 2000 compared to 40.59% of the total NGLs process for the three months ended March 31, 1999. On March 1, 2000, due to decreases in NGL prices, KM informed the Company of its intentions to decrease NGL's processed at the Company's plant to approximately 10,000 to 20,000 gallons a day.

Conoco Pipeline
      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 60,968 barrels of oil for the three months ended March 31, 2000 compared to 45,041 for the three months ended March 31, 1999.

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

Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended March 31, 2000, the wells produced approximately 1,979 barrels of oil and 3,741 Mcf of natural gas compared to approximately 1,358 barrels of oil and 3,016 Mcf of natural gas for the three months ended March 31, 1999.


NGL Trucking Operations
      The Company's NGLs transportation operation consists of seven tractor-trailer-pup combination units. These units move unprocessed natural gas liquids to Well Draw fractionation, and takes propane, butane and natural gasoline from Well Draw to various refiner, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

      During the three months ended March 31, 2000, the Company's trucks collectively traveled 269,173 miles and carried a total of 12 million gallons of raw and finished product for the three months ended March 31, 2000 compared to 213,457 miles and 9 gallons of raw and finish product for the three months ended March 31, 1999.


Interline Hydrocarbon - Used Oil Refining.
      In January, 1993, the Company acquired certain patent rights to a used oil reprocessing technology from Petroleum Systems Inc., ("PSI"). However, as a result of substantial independent research and development of used oil technologies and processes since 1993, the Company has been able to develop a new process which does not utilize the PSI technology. On May 28, 1998, the Company filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. As a result, on September 10, 1998 the Company reassigned to PSI all of the intellectual rights it obtained from it under the assignment agreement. In making that re-assignment, the Company assigned all rights it had to receive royalties from any plants constructed by the Company which utilized PSI technology.

      To date, the Company has constructed or licensed six used oil plants. For full disclosure on each plant, refer to the Company's December 31, 1999 10-KSB filing.

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

      Based on the experiences with the six Plants that have been constructed or licensed by the Company, management's current belief is to stay out of the construction business. Further, until the Company becomes more financially stable, it is not in a position to take interests in operating Plants. Management believes the best way for it to capitalize on the technology is to sell the construction plans for a Plant and provide consultation services to the purchaser.

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

      Management still believes that there exists economic justification and interest in the used oil refining technology. The most viable opportunities management has discovered are in countries that have governmental concessions resulting in economic incentives for collecting and processing used oil. In March of 2000, the Company hired Delphos International, a Washington DC based consulting firm specializing in international business development to help develop the technology in foreign nations. Delphos has experience in working with world wide government agencies which offer special funding and consideration for environmental projects throughout the world.

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

Ecolube, S.A. - Madrid, Spain
      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed, and is currently (May 12, 2000) being started up. Full commissioning is expected to be complete during June 2000.

Results of Operations

      The  following  analysis  of  the  financial   condition  and  results  of
operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues For Three Months Ended March 31, 2000 and 1999
      Revenues increased $499,869, or 61.19%, to $1,316,803 for the three months ended March 31, 2000 as compared to $816,934 for the three months ended March 31, 1999. The revenue increase included a $430,521 or 52.70%, increase in oil and gas revenues and a $69,348 increase in used oil refining revenues. The Company's total revenues, on a segment basis, for the three months ended March 31, 2000 and 1999 were as follows:

           Revenues For Three Months Ended March 31, 2000 and 1999


                            2000            %             1999          %
-----------------------------------------------------------------------------
Oil and Gas             $1,247,455      94.733%         $816,934      100%
Used Oil refining           69,348        5.27%                0        0%
Other                            0           0%                0        0%
-----------------------------------------------------------------------------
Total Revenue           $1,316,803         100%         $816,934      100%
=============================================================================


Oil and Gas Revenues
      Oil and gas revenues contributed 94.73% of total revenues for the three months ended March 31, 2000, as compared to approximately 100% for the three months ended March 31, 1999. Revenues increased $430,521 or 52.70% to $1,247,455 for the three months ended March 31, 2000 as compared to $816,934 for the three months ended March 31, 1999.

      During the three months ended March 31, 2000 revenues increased $430,521, or 52.70%. This revenue increase was mainly attributed to a $231,096, or 115.63% increase in liquids (NGLs) sold to the local market under the account of the Company, a $47,526, or 21.62% increase in fractionation fees, a $78,369, or 23.13% increase in transportation fees, a $11,560, or 34.45% increase crude oil tariff fees, a $40,079 or 287.06% increase in crude oil sales and an increase of $16,264, or 257.22% in residue sales.

      The increase in liquids (NGLs) sold to the local market was mainly attributed to an increase of 77.77%, in liquid prices for the three months ending March 31, 2000 compared to the three months ending March 31, 1999. The increase in fractionation fees and transportation fees was mainly attributed to an increase in liquids (NGLs) processed for others at the Well Draw Gas Plant. During the three months ended March 31, 2000 the Company processed an average of 93,318 gallons per day of NGLs compared to 89,198 gallons a day for the three months ended March 31, 1999.

The Company's Oil & Gas Operations revenue for the three months ended March 31, 2000 and 1999 were as follows:


 Oil & Gas Operations Revenue For Three Months Ended March 31, 2000 and 1999



                                   2000         %            1999        %
-----------------------------------------------------------------------------
Liquids (NGL) Sold              $430,949      34.55%       $199,853    24.46%
Fractionation Fees               267,350      21.43%        219,824    26.91%
Transportation Fees              417,121      33.44%        338,752    41.47%
Crude Tariff Fees                 45,116       3.62%         33,556     4.11%
Crude Oil Sold                    54,041       4.33%         13,962     1.71%
Residue Gas Sold                  22,587       1.81%          6,323      .77%
Other                             10,291        .82%          4,664      .57%
-----------------------------------------------------------------------------
Total Revenue                 $1,247,455        100%       $816,934      100%
=============================================================================



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

      Used oil refining revenues contributed $69,348 total revenues for the three months ended March 31, 2000 compared to $-0- for the three months ended March 31, 1999. The $69,348 received for the three month ending March 31, 2000 was revenue attributed to the startup of the Ecolube used oil refinery in Fuenlabrada which is located south of Madrid, Spain. In June of 1998, the Company entered into an engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000 and will also receive payment for assisting in the startup and commissioning of the plant. From the inception of the Ecolube agreement, the Company has recorded revenues of $409,000 attributed to the engineering and licensing agreement and $69,348 attributed to the startup of the plant. During the three months ended March 31, 2000 and 1999, the Company received no revenues for royalties for its used oil technology.

Direct Costs
      Direct costs increased $290,932 or 54.46%, to $825,144 for the three months ended March 31, 2000 compared to $534,212 for the three months ended March 31, 1999. As a percent of revenues, direct costs decreased to 62.66% for the three months ended March 31, 2000 compared to 65.39% for the three months ended March 31, 1999.

      The $290,932 increase in direct costs was mainly related to the Company's 61.19% increase in total revenues which was mainly attributed to favorable market prices in its oil and gas segment. The decrease of 2.73%, as a percent of revenues is mainly attributed to the oil and gas segment where direct cost are considered partly fixed and do not change in proportion to increases in revenues. Because of these partially direct costs, when revenues increase, direct costs as a percent of revenue have a tendency to decrease.

Selling, General and Administrative
      Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

      Selling, general and administrative expenses increased $18,093, or 7.53% to $258,509 for the year ended March 31, 2000 compared to $240,416 for the three months ended March 31, 1999. As a percent of revenues, selling, general and administrative expenses were 19.63% for the three months ended March 31, 2000 compared to 29.43% for the three months ended March 31, 1999.

      The increase of $18,093, or 7.53%, in selling, general and administrative expenses were mainly attributed to an increase in legal and accounting, outside contract service and travel. The Company incurred additional outside legal and accounting fees by $74,583, to $89,695 for the three months ended March 31, 2000 compared to $164,278 for the year ended March 31, 1999. These legal costs were mainly attributed to the Company's legal proceedings, patent protection and bankruptcy filing. The Company also reduced outside contract services by $34,615 and travel expense by $23,826.

Depreciation and Amortization
      Depreciation and amortization expenses increased $15,905 or 9.43% to $184,617 for the three months ended March 31, 2000 compared to $168,712 for the three months ended March 31, 1999. As a percent of revenues, depreciation and amortization expenses decreased to 14.02% for the three months ended March 31, 2000 compared to 20.65% for the three months ended March 31, 1999.

Research and Development
      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

      Research and development expenses decreased $12,550, or 63.78%, to $7,128 for the three months ended March 31, 2000 compared to $19,678 for the three months ended March 31, 1999. As a percent of revenues, research and development expenses decreased to .54% for the three months ended March 31, 2000 compared to 2.41% for the three months ended March 31, 1999.

 Income (loss) from operations
      Income (loss) from operations decreased $187,489, or 128.34%, to $41,405 income from operations for the three months ended March 31, 2000 compared to a $146,084 loss from operations for the three months ended March 31, 1999. The $187,489 decrease in income (loss) from operations was credited to an increase in gross margin of $208,937, which was attributed to the Company's 61.19% increase in revenues due to favorable market prices in the oil and gas segment. Also the Company's selling, general and administrative expenses increase by $18,093, or 7.53%, and research and development expenses decrease by $12,550, or 63.78%.

Other income (expenses)
      Net interest income (expense) increased $2,856, or 20.08%, to $17,082 for the three months ended March 31, 2000 compared to $14,226 for the three months ended March 31, 1999. The net increase was mainly attributed to a decrease in interest earned during 1999 on the Company's money market and interest bearing accounts due to less cash and cash equivalents.

      Interest expense to a related party increased $13,619 or 21.62%, to $76,619 for the three months ended March 31, 2000 compared to $63,000 for the three months ended March 31, 1999. This $18,908 increase in interest expense to a related party was attributed to the Company note agreement with its major creditor. On September 22, 1999, the Company did not pay this major creditor the first installment ($750,000) due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest from seven (7%) to fourteen (14%).


Liquidity and Capital Resources
      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees will be received only from the Australia Plant (see Part II Item 1
- Legal Proceeding), and the Spanish Plant when startup and commissioning is completed. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 199,8 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the Company did not make this installment - see below); $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920.

      At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Certain assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998 when the Bankruptcy Plan was confirmed, the Company has received $137,348 cash from the marketing of it refining technology.

      On September 22, 1999, the Company was obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). On September 22, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,595,920) due under the note. As of April 5, 2000, the Company is current on all interest payments.

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

      Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. Management is unaware of any significant future capital expenditures except for the upgrade and overhaul of its compressor located at the Well Draw Gas Plant. The total cost of this addition will be approximately $80,000. However the very nature of equipment operation, ware and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

      The Company's net cash provided by operations was $369,901 for the three months ended March 31, 2000 compared to net cash used by operations of $321,041 for the three months ended March 31, 1999. The net increase of $690,942 in cash provided by operations for the three months ended March 31, 2000 was mainly attributed to a $152,106 decrease in net loss and significant timing difference in collection of accounts receivable and disbursement of accounts payable between quarter ended March 31, 2000 and quarter ended March 31, 1999. Also the Company received payment in full ($77,500) on a note receivable from Wold Oil Properties.



REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
        LEGAL PROCEEDINGS

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

      The plant was completed and has been operating since August of 1998. Per the purchase agreement, upon completion of the plant the Company is untitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement.


Item 2. Changes in Securities:
      None

Item 3. Defaults Upon Senior Securities:
      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 199,8 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the Company did not make this installment - see below); $1,000,000 on September 22, 2000; $1,000,000 on September 22, 2001 and $850,000
on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920.

      On September 22, 1999, the Company was obligated to pay this major creditor $812,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). On September 22, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,595,920) due under the note. As of May 12, 2000, the Company is current on all interest payments.

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

      As of October 30, 1998, a market is being made of the Company's common stock on the NASD Bulletin Board under symbol "IRCE.OB".

Item 6(a). Exhibits:
      None

Item 6(b) Form 8-K:
      None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2000                INTERLINE RESOURCES CORPORATION


                                    By/s/ Michael R.  Williams
                                   ---------------------------------
                                       Michael R. Williams
                                       CEO/President
                                       Principal Executive Officer
                                       Director

                                    By/s/ Mark W.  Holland
                                   ---------------------------------
                                      Mark W. Holland
                                      Chief Financial Officer / Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date                     Title                     Signature

May 12, 2000          CEO/President           /s/ Michael R.  Williams
                      and Director                Michael R. Williams

May 12, 2000          Director/              /s/ Laurie Evans
                      Secretary                  Laurie Evans