Form 10QSB
period 2000-06-30
INTERLINE RESOURCES CORP
filed 2000-08-15
CIK 841533

------------------------------------------------------------------------------


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended June 30, 2000
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
      (Exact name of small business issuer as specified in its charter)

           Utah                                             87-0461653
     ----------------                                  -------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification No.)

                 160 West Canyon Crest Road, Alpine, UT 84004
               -----------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (801) 756-3031

     Securities registered pursuant to Section 12(b) of the Exchange Act:

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock $.005 Par Value
                        -------------------------------
                                Title of Class

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

Common stock outstanding at August 14, 2000 - 14,066,052 shares of $.005 par value Common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                       Page

            Condensed Consolidated Balance Sheet at June 30, 2000       5

            Condensed Consolidated Statement of Operations for the
            three and six months ended June 30, 2000 and 1999           7

            Condensed Consolidated Statements of Cash Flows for
            six months ended June 30, 2000 and 1999                     8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10



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

                                 June 30, 2000




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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of June 30, 2000, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)



                                                          June 30,
                                                            2000
                                                      ---------------

Assets

Current assets:
      Cash and cash equivalents                           $214,715
      Accounts receivable - trade                        1,098,535
      Inventories                                           31,245
      Other current assets                                  23,646
                                                      ---------------
         Total current assets                            1,368,141

Property, plant and equipment                            6,705,384
Accumulated depreciation and depletion                  (3,068,085)
                                                      ---------------

         Net property, plant & equipment                 3,637,299

Technology and marketing rights                            497,857
                                                      ---------------

              Total assets                              $5,503,297
                                                      ===============




The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                          June 30,
                                                            2000
                                                      ---------------
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                     $830,783
      Accrued liabilities                                    39,078
      Note payable, related party                         3,595,920
      Current portion of long-term debt                     175,566
                                                      ---------------

         Total current liabilities                        4,641,347
                                                      ---------------
Long-term debt less current maturities                      654,620
                                                      ---------------

         Total liabilities                                5,295,967
                                                      ---------------

Stockholders' equity:
      Preferred stock - $.01 par value. 25,000,000
        shares authorized;  1,000,000 series A shares
        authorized; 0 series A shares issued and o/s
      Common stock - $.005 par value. 100,000,000
         shares authorized; 14,066,052 shares
         outstanding at June 30, 2000                        70,330
      Additional paid-in capital                          9,209,058
      Cumulative deficit                                 (9,072,058)
                                                      ---------------

             Total stockholders' equity                     207,330
                                                      ---------------

             Total liabilities & stockholders' equity    $5,503,297
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

                              INTERLINE RESOURCES CORPORATION
                                     AND SUBSIDIARIES
                      Condensed Consolidated Statement of Operations
                                       (Unaudited)

                            Three months ended              Six months ended
                                 June 30,                       June 30,
                      ------------------------------------------------------------
                              2000             1999          2000           1999
                      ------------------------------- -------------- -------------
Revenue                   $1,433,693        $923,750     $2,750,496    $1,740,684
Direct Costs               1,214,318         588,547      2,039,462     1,122,759
                      --------------- --------------- -------------- -------------
Gross margin                 219,375         335,203        711,034       617,925
Selling, general and
 administrative expenses     225,231         235,016        483,740       475,432
Research and
 Development                   6,391          20,841         13,519        40,519
Depreciation, depletion
 and amortization            177,258         192,478        361,875       361,190
                      --------------- --------------- -------------- -------------
(Loss) from operations      (189,505)       (113,132)      (148,100)     (259,216)

Other income (expense)
   net interest income
   (expense)                 (13,860)        (14,954)       (30,942)      (29,180)
 Interest expense, related
  party                      (75,488)        (63,000)      (152,107)     (126,000)
 Gain from sale of assets      1,500               -          1,500        18,908
                      --------------- --------------- -------------- -------------
Net loss before income
 taxes                      (277,353)       (191,086)      (329,649)     (395,488)

Income tax benefit
 Current                           -               -              -             -
 Deferred                          -               -              -             -
                      --------------- --------------- -------------- -------------
Net loss                   ($277,353)      ($191,086)     ($329,649)    ($395,488)
                      =============== =============== ============== =============
Loss per common share -
 basic and diluted            ($0.02)         ($0.01)        ($0.02)       ($0.03)
                      =============== =============== ============== =============
Weighted average shares
  - basic and diluted     14,066,052      14,066,052     14,066,052    14,066,052
                      =============== =============== ============== =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows

                                 (Unaudited)

                                                             Six Months Ended
                                                                  June 30
                                                          2000               1999
                                                       -----------------------------
Cash flows from operating activities:
  Net (loss)                                           ($329,649)         ($395,488)
  Adjustment to reconcile net (loss) to net
    cash (used in) provided by operating activities:

      Depreciation, depletion and amortization           361,875            361,190
      Gain on disposal of asset                           (1,500)           (18,908)
      (Increase) decrease in:
         Accounts receivable                            (577,455)          (142,952)
         Inventories                                       9,527             29,136
         Other current assets                             (7,018)              (998)
         Note receivable                                  77,500              9,021
      Increase (decrease) in:
         Accounts payable                                639,771           (204,556)
         Accrued liabilities                                (390)           (26,550)
         Deferred income                                      -              (4,281)
                                                       -----------------------------
     Net cash provided (used) by operating activities    172,661           (394,386)


Cash flows from investing activities:
      Proceeds from sale of equipment                      1,500             54,763
      Purchase of property, plant & equipment           (141,261)          (185,554)
                                                       -----------------------------
      Net cash used in investing activities             (139,761)          (130,791)


The accompanying notes are an integral part of these consolidated condensed financial statements.

                        INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                                         atement of Cash Flows
                        (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                              2000                  1999
                                          ----------------------------------

Cash flows from financing activities:
      Proceeds from debt obligations         110,100               76,280
      Payment on long-term debt              (73,920)             (90,234)
                                          ----------------------------------

 Net cash (used in) financing activities     (73,920)             (13,954)

Net (decrease) in cash                       (41,020)            (539,131)

Cash, beginning of period                    255,735              762,459
                                          ----------------------------------

Cash,  end of period                        $214,715             $223,328
                                          ==================================




     Non-cash investing and financing activities: During the six month period ended June 30, 2000, the Company acquired property and equipment in exchange for notes payable totaling $110,100.


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

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company enters into agreements for fractionation of liquids from others on a fee basis. The plant processed and fractionated a total of 101,067 gallons a day of natural gas liquids for the three months ended June 30, 2000 compared to 72,826 gallons a day for the three months ended June 30, 1999. Of the total gallons fractionated and processed, 11,531 gallons per day was for the Company and 89,536 gallons per day for others, as compared to 11,451 and 61,375 gallons per day respectively for the three month ended June 30, 2000 and 1999.

Merit (formerly Amoco) Agreement
      During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs located at its Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). The initial term of the six year agreement was to expire on June 1, 2000. Thereafter, the contract automatically renews for one year terms, unless Merit serves the Company with notice to terminate 90 days prior to the end of a term. The Company did not receive a termination notice from Merit, so the next expirations date is June 1, 2001. The Merit agreement is the largest liquids contract the Company has. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at the Bairoil, Wyoming plant where the NGLs are collected. During the three months ended June 30, 2000 the Company processed an average of 47,534 gallons per day of Merit liquids compared to 53,065 gallons per day for the three months ended June 30, 1999. The Merit contract accounted for 47.03% of the total NGLs processed for the three months ended June 30, 2000 and 72.86% for 1999.

Kinder Morgan (formerly KN Gas Gathering) Agreement
      During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchase by Kinder Morgan ("KM"). During the three months ended June 30, 2000, the Company processed an average of 37,574 gallons per day of NGLs under the KM contract compared to 8,310 gallons per day for the three months ended June 30, 1999. The KM contract accounted for 37.18% of the total NGLs processed by the plant for the three months ended June 30, 2000 compared to 11.41% of the total NGLs process for the three months ended June 30, 1999.

Conoco Pipeline
      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 58,239 barrels of oil for the three months ended June 30, 2000 compared to 68,380 for the three months ended June 30, 1999.

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

Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended June 30, 2000, the wells produced approximately 1,333 barrels of oil and 3,101 Mcf of natural gas compared to approximately 1,245 barrels of oil and 3,168 Mcf of natural gas for the three months ended June 30, 1999.

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

      During the three months ended June 30, 2000, the Company's trucks collectively traveled 229,849 miles and carried a total of 14 million gallons of raw and finished product for the three months ended June 30, 2000 compared to 195,934 miles and 10.4 million gallons of raw and finish product for the three months ended June 30, 1999.

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

      The Company completed construction of the Nationwide plant in Sydney in August of 1998 and the plant has been operating since that time. Per the purchase agreement, upon completion of the plant the Company is entitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement. On July 19, 2000, the Company filed a claim with the Queensland Supreme Court seeking payment of the royalties due under the Licensee Agreement. The defendants answer is due on August 16, 2000.

     Ecolube, S.A. - Madrid, Spain On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed and currently is in production trial stage. Full commissioning and acceptance is expected to be completed during the third or fourth quarter of 2000.

Results of Operations

      The  following  analysis  of  the  financial   condition  and  results  of
operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.


Total Revenues For Three Months Ended June 30, 2000 and 1999

      Revenues increased $509,943, or 55.2%, to $1,433,693 for the three months ended June 30, 2000 as compared to $923,750 for the three months ended June 30, 1999. The revenue increase included a $547,457 or 63.97%, increase in oil and gas revenues and a $37,514, or 55.17% decrease in used oil refining revenues. The Company's total revenues, on a segment basis, for the three months ended June 30, 2000 and 1999 were as follows:

            Revenues For Three Months Ended June 30, 2000 and 1999
          ----------------------------------------------------------

                             2000        %             1999         %
-------------------------------------------------------------------------
Oil and Gas             $1,403,207    97.87%         $855,750    92.64%
Used Oil refining           30,486     2.13%           68,000     7.36%
Other                            0        0%                0        0%
-------------------------------------------------------------------------
Total Revenue           $1,433,693      100%         $923,750      100%
=========================================================================


Oil and Gas Revenues
      Oil and gas revenues contributed 97.87% of total revenues for the three months ended June 30, 2000, as compared to approximately 92.64% for the three months ended June 30, 1999. Revenues increased $547,457 or 63.97% to $1,403,207 for the three months ended June 30, 2000 as compared to $855,750 for the three months ended June 30, 1999.

      During the three months ended June 30, 2000, revenues increased $547,457, or 63.97%. This revenue increase was mainly attributed to a $420,258, or 169.55% increase in liquids (NGLs) sold to the local market under the account of the Company, a $91,989, or 44.49% increase in fractionation fees, a $29,064 or 9.49% increase in transportation fees, a $7,504, or 14.83% decrease in crude oil tariff fees, a $18,636 or 77.99% increase in crude oil sales and an increase of $8,754, or 133.66% in residue sales.

      The $420,258, or 169.55% increase in liquids (NGLs) sold to the local market under the account of the Company was attributed to the Company's agreement to purchase NGL's. On June 18, 2000, the Company agreed to purchase approximately 50,000 gallons a day of NGLs from a local dealer of NGLs. These liquids are being processed and fractionated at the Well Draw Gas Plant into propane, butane and natural gasoline. The liquids are then being sold in the local market place to customers established by the Company. The agreement was on a day to day basis and was terminated on August 9, 2000.

      The increase in fractionation fees and transportation fees was mainly attributed to an increase in liquids (NGLs) processed for others at the Well Draw Gas Plant. During the three months ended June 30, 2000, the Company processed for others an average of 89,536 gallons per day of NGLs compared to 61,375 gallons a day for the three months ended June 30, 1999. The 28,161 gallons a day increase was mainly attributed to liquids processed for Kinder Morgan. During the three months ended June 30, 2000, the Company process an average of 37,574 gallons a day of NGLs under the KM contract compared to 8,310 gallons per day for the three months ended June 30, 1999.


      The Company's Oil & Gas Operations revenue for the three months ended June 30, 2000 and 1999 were as follows:



  Oil & Gas Operations Revenue For Three Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------

                                   2000          %           1999        %
------------------------------------------------------------------------------
Liquids (NGL) Sold              $668,118      47.61%       $247,860    28.96%
Fractionation Fees               298,760      21.29%        206,771    24.16%
Transportation Fees              335,399      23.91%        306,335    35.80%
Crude Tariff Fees                 43,097       3.07%         50,601     5.91%
Crude Oil Sold                    42,530       3.03%         23,894     2.79%
Residue Gas Sold                  15,303       1.09%          6,549      .77%
Other                                  0         .0%         13,740     1.61%
------------------------------------------------------------------------------
Total Revenue                    $1,403,207     100%       $855,750      100%
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

      Used oil refining revenues contributed $30,486, or 2.13% of total revenues for the three months ended June 30, 2000 compared to $68,000, or 7.36 of total revenues for the three months ended June 30, 1999. The $30,486 received for the three month ending June 30, 2000 was revenue attributed to the startup of the Ecolube used oil refinery in Fuenlabrada which is located south of Madrid, Spain. In June of 1998, the Company entered into an engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000 and will also receive payment for assisting in the startup and commissioning of the plant. From the inception of the Ecolube agreement, the Company has recorded revenues of $409,000 attributed to the engineering and licensing agreement and $99,834 attributed to the startup of the plant. During the three months ended June 30, 2000 and 1999, the Company received no revenues for royalties for its used oil technology.

Direct Costs
      Direct costs increased $625,771, or 106.32%, to $1,214,318 for the three months ended June 30, 2000 compared to $588,547 for the three months ended June 30, 1999. As a percent of revenues, direct costs increased to 84.70% for the three months ended June 30, 2000 compared to 63.71% for the three months ended June 30, 1999.

      The $625,771 increase in direct costs was related to the Company's 55.20% increase in total revenues which was mainly attributed to the Company day to day agreement to purchase NGLs from a local dealer. The increase of 20.99%, as a percent of revenues was also directly related to the agreement to purchase NGLs for its own account. Agreements where the Company purchases NGLs for its own account, carries a lower gross margin when compared to agreements to process NGLs for others on a fee basis. The Company also experience an increase in repair and maintenance costs at the Well Draw Gas Plant and higher diesel fuel costs relating to its trucking operation.

Selling, General and Administrative
      Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

      Selling, general and administrative expenses decreased $9,785, or 4.16% to $225,231 for the year ended June 30, 2000 compared to $235,016 for the three months ended June 30, 1999. As a percent of revenues, selling, general and administrative expenses decrease 9.73%, to

15.71% for the three months ended June 30, 2000 compared to 25.44% for the three months ended June 30, 1999.

      The decrease of $9,785, or 4.16%, in selling, general and administrative expenses were mainly attributed to a decrease in legal and outside contract service. During 2000, the Company reduced its outside legal fees by $18,577, reduced outside contract services by $19,759, offset by an increase in accounting fees of $8,732. Legal costs were mainly attributed to the Company's legal proceedings and patent protection.

Depreciation and Amortization
      Depreciation and amortization expenses decreased $15,220 or 7.91% to $177,258 for the three months ended June 30, 2000 compared to $192,478 for the three months ended June 30, 1999. As a percent of revenues, depreciation and amortization expenses decreased to 12.36% for the three months ended June 30, 2000 compared to 20.84% for the three months ended June 30, 1999.

Research and Development
      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

      Research and development expenses decreased $14,450, or 69.33%, to $6,391 for the three months ended June 30, 2000 compared to $20,841 for the three months ended June 30, 1999. As a percent of revenues, research and development expenses decreased to .45% for the three months ended June 30, 2000 compared to 2.26% for the three months ended June 30, 1999.

 (Loss) from operations
      (Loss) from operations increased $76,373, or 67.51%, to $189,505 loss from operations for the three months ended June 30, 2000 compared to a $113,132 loss from operations for the three months ended June 30, 1999. The $76,373 increase in (loss) from operations was credited to an increase in repairs and maintenance at the Well Draw Gas Plant and higher diesel fuel costs relating to the transportation operation. Also during the three months ended June 30, 1999, the Company received $68,000 from the Ecolube agreement relating to its used oil technology. The Company incurred minimal costs associated with this revenue

Other income (expenses)
      Net interest income (expense) decreased $1,094, or 7.32%, to $13,860 for the three months ended June 30, 2000 compared to $14,954 for the three months ended June 30, 1999. The net decrease was mainly attributed to an increase in interest earned during 2000 on the Company's money market and interest bearing accounts.

      Interest expense to a related party increased $12,488 or 19.82%, to $75,488 for the three months ended June 30, 2000 compared to $63,000 for the three months ended June 30, 1999. This $12,488 increase in interest expense to a related party was attributed to the Company note agreement with its major creditor. On September 22, 1999, the Company did not pay this major creditor the first installment ($750,000) due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest from seven (7%) to fourteen (14%).

Liquidity and Capital Resources
      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees will be received only from the Australia Plant (see Part II - Item 1 - Legal Proceeding), and the Spanish Plant when commissioning and acceptance is completed. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

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

      At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Certain assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998 when the

Bankruptcy Plan was confirmed, the Company has received $167,834 cash from the marketing of it refining technology.

      On September 22, 1999, the Company was obligated to pay this major creditor $813,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). On September 22, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,595,920) due under the note. As of August 14, 2000, the Company is current on all interest payments.

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

      Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. Management is unaware of any significant future capital expenditures except for the upgrade and overhaul of its compressor located at the Well Draw Gas Plant. The total cost of this addition will be approximately $80,000. The financial statements for June 30, 2000 include $65,000 under caption "Accounts payable". However the very nature of equipment operation, ware and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

      The Company's net cash provided by operations was $172,661 for the six months ended June 30, 2000 compared to net cash used by operations of $394,386 for the six months ended June 30, 1999. The net increase of $567,047 in cash provided by operations for the six months ended June 30, 2000 was mainly attributed to a $65,839 decrease in net loss and significant timing difference in collection of accounts receivable and disbursement of accounts payable between quarter ended June 30, 2000 and quarter ended June 30, 1999. Also the Company received payment in full ($77,500) on a note receivable from Wold Oil Properties.


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

Transpacific Industries - Australia
      In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000 gallon per day plant for $3.4 million.
      The plant was completed and has been operating since August of 1998. Per the purchase agreement, upon completion of the plant the Company is untitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement. On July 19, 2000, the Company filed a claim in the Queensland Supreme Court seeking payment of the royalties due under the Licensee Agreement. The Defendants answer is due on August 16, 2000.

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

      On September 22, 1999, the Company was obligated to pay this major creditor $813,000 which consists of principal of $750,000 and interest of $63,000 under the new trust deed note (see new terms of trust deed above). On September 22, 1999, the Company paid this major creditor an interest payment of $63,000, but did not make the principal payment of $750,000 due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder hereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installment in default ($750,000) or the total ($3,595,920) due under the note. As of August 14, 2000, the Company is current on all interest payments.

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

Item 5. Other Information:
      None.

Item 6(a). Exhibits:
      None

Item 6(b) Form 8-K:
      None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000              INTERLINE RESOURCES CORPORATION


                                    By/s/ Michael R.  Williams
                                   -----------------------------------
                                       Michael R. Williams
                                       CEO/President
                                       Principal Executive Officer
                                       Director

                                    By/s/ Mark W.  Holland
                                   -----------------------------------
                                      Mark W. Holland
                                      Chief Financial Officer / Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date              Title             Signature

August 14, 2000   CEO/President     /s/ Michael R.  Williams
                   and Director    ------------------------
                                        Michael R. Williams

August 14, 2000   Director/         /s/ Laurie Evans
                  Secretary       ------------------------
                                        Laurie Evans