Form 10QSB
period 2000-09-30
INTERLINE RESOURCES CORP
filed 2000-11-15
CIK 841533

===============================================================================


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended September 30, 2000
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
      (Exact name of small business issuer as specified in its charter)


                 Utah                                    87-0461653
      ----------------------------                ------------------------
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

APPLICABLE  TO  REGISTRANTS  INVOLVED  IN  BANKRUPTCY   PROCEEDINGS  DURING
PRECEDING FIVE EARS. Indicate by check whether the Registrant has filed all documents and reports required to be file by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No____.

Common stock outstanding at November 14, 2000 - 14,066,052 shares of $.005 par value Common stock.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE


------------------------------------------------------------------------------

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1    Financial Statements                                           Page

            Condensed Consolidated Balance Sheet at September 30, 2000    5

            Condensed Consolidated Statement of Operations for the
            three and nine months ended September 30, 2000 and 1999       7

            Condensed Consolidated Statements of Cash Flows for
            nine months ended September 30, 2000 and 1999                 8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10



PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                           19

Item 2      Changes in the Securities                                   20

Item 3      Defaults Upon Senior Securities                             20

Item 4      Submission of Matters to a Vote of Security Holders         21

Item 5      Other Information                                           21

Item 6(a)   Exhibits                                                    21

Item 6(b)   Reports on Form 8-K                                         21

            Signatures                                                  21

                      FORWARD LOOKING INFORMATION AND RISK FACTORS


      Interline Resources Corporation (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operation, press release and filings with the Securities and Exchange Commission, regarding estimated future net revenues from operations, planned capital expenditures (including the amount and nature thereof), the effects of the Company's prior Bankruptcy proceeding, the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. These statements are forward- looking statements, within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance.

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

                              September 30, 2000



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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 2000, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)



                                                      Sept 30, 2000
                                                     ----------------

Assets

Current assets:
   Cash and cash equivalents                             $517,240
   Accounts receivable - trade                            311,627
   Inventories                                             18,575
   Other current assets                                    24,178
                                                    ----------------

      Total current assets                                871,620

Property, plant and equipment                           6,720,983
Accumulated depreciation and depletion                 (3,217,009)
                                                   -----------------

      Net property, plant & equipment                   3,503,974

Technology and marketing rights                           462,143
                                                   -----------------

          Total assets                                 $4,837,737
                                                   =================




The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)



Liabilities and Stockholders' Equity                        September 30, 2000
-------------------------------------                      --------------------

Current liabilities:
        Accounts payable                                         $331,959
        Accrued liabilities                                        56,428
        Note payable, related party                             3,595,920
        Current portion of long-term debt                         168,928
                                                           --------------------

            Total current liabilities                           4,153,235

Long-term debt less current maturities                            618,029
                                                           --------------------

           Total liabilities                                    4,771,264

Stockholders' equity:
        Preferred stock - $.01 par value. 25,000,000
           shares authorized; 1,000,000 series A shares
           authorized; 0 series A shares issued and o/s             -
        Common stock - $.005 par value. 100,000,000
           shares authorized; 14,066,052 shares
           outstanding at September 30, 2000                      70,330
        Additional paid-in capital                             9,209,058
        Retained earnings                                     (9,212,915)
                                                          ---------------------

         Total stockholders' equity                              66,473
                                                          ---------------------

       Total liabilities & stockholders' equity              $4,837,737
                                                         ----------------------



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                     Three months ended             Nine months ended
                                           Sept 30,                       Sept 30,
                                 ----------------------------------------------------------

                                     2000          1999              2000        1999
                                 ----------------------------------------------------------

Revenue                           $2,569,504    $1,005,671        $5,320,000  $2,746,355

Direct costs                       2,184,067       637,875         4,223,529   1,760,634
                                 ----------------------------------------------------------

Gross margin                         385,437       367,796         1,096,471     985,721

Selling, general and
   administrative expenses           245,929       243,290           729,669     718,722
Research and development               3,519        15,056            17,038      55,575
Depreciation, depletion and
 amortization                        184,638       181,522           546,513     542,712
                                 ----------------------------------------------------------

(Loss) from operations               (48,649)      (72,072)         (196,749)   (331,288)

Other income (expense) net
  Interest income (expense)          (16,154)      (15,834)          (47,096)    (45,014)
  Interest expense, related party    (76,054)      (63,000)         (228,161)   (189,000)
        Gain from sale of assets           0          -                1,500      18,908

Net loss before income taxes        (140,857)     (150,906)         (470,506)   (546,394)
                                 ----------------------------------------------------------

Income tax benefit
        Current                         -             -                 -           -
        Deferred                        -             -                 -           -
                                 ----------------------------------------------------------

Net loss                           ($140,857)    ($150,906)        ($470,506)  ($546,394)
                                 ==========================================================

Loss per common share - basic
  and diluted                         ($0.01)       ($0.01)           ($0.03)     ($0.04)
                                 ==========================================================

Weighted average shares - basic
     and diluted                  14,066,052    14,066,052        14,066,052  14,066,052
                                 ==========================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                 AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Nine months ended
                                                                      Sept 30,
                                                               2000             1999
                                                          ---------------------------------
Cash flows from operating activities:
  Net (loss)                                                ($470,506)       ($546,394)
  Adjustment to reconcile net (loss) to net
    cash (used in) provided by operating activities:
        Depreciation, depletion and amortization              546,513          542,712
        Gain on disposal of asset                              (1,500)         (18,908)
        (Increase) decrease in:
           Accounts receivable                                209,454         (168,003)
           Inventories                                         22,197           (8,408)
           Other current assets                                (7,550)          (6,611)
        Increase (decrease) in:
           Accounts payable                                   140,946         (160,006)
           Accrued liabilities                                 16,960          (40,158)
           Deferred income                                       -               6,700
                                                          ---------------------------------

     Net cash provided (used) by operating activities        456,514          (399,076)

Cash flows from investing activities:
        Proceeds from sale of equipment                        1,500            54,763
        Decrease in Note receivable                           77,500            14,038
        Purchase of property, plant & equipment             (156,860)         (179,545)
                                                          ---------------------------------

        Net cash used in investing activities                (77,860)          (72,928)



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                 AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                    (Unaudited)

                                                        Nine months ended
                                                            Sept 30,
                                                    2000              1999
                                                ------------------------------

Cash flows from financing activities:
  Payment on long-term debt                       (117,149)        (119,557)

                                                ------------------------------

  Net cash (used) from financing activities       (117,149)        (119,557)
                                                ------------------------------


Net increase (decrease) in cash                    261,505         (591,561)

Cash, beginning of period                          255,735          762,459
                                                ------------------------------

Cash,  end of  period                             $517,240         $170,898
                                                ==============================



Non-cash investing and financing activities: During the the nine month periods ended September 30, 2000 and 1999, the Company acquired property and equipment in exchange for notes payable totaling $110,100 and $76,280 respectively.



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

Well Draw Gas Plant
      The Well Draw Gas Plant (the "Plant"), is a natural gas liquids (NGLs) processing plant with a 150,000 gallons per day capacity. The Plant processes NGL's into propane, butane and natural gasoline. As part of the Plant system, the Company owns a natural gas gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the Plant. Most of the NGL's originate from liquids that are trucked into the Plant from outside sources.

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company also enters into agreements for fractionation of liquids for others on a fee basis. The plant processed and fractionated a total of 99,781 gallons a day of natural gas liquids for the three months ended September 30, 2000 compared to 93,318 gallons a day for the three months ended September 30, 1999. Of the total gallons fractionated and processed, 28,235 gallons per day was for the Company and 71,546 gallons per day for others, as compared to 11,248 and 82,070 gallons per day respectively for the three month ended September 30, 2000 and 1999.

Merit (formerly Amoco) Agreement
      During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs located at its Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). The initial term of the six year agreement was to expire on June 1, 2000. Thereafter, the contract automatically renews for one year terms, unless Merit serves the Company with notice to terminate 90 days prior to the end of a term. The Company did not receive a termination notice from Merit, so the next expirations date is June 1, 2001. The Merit agreement is the largest liquids contract the Company has. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at the Bairoil, Wyoming plant where the NGLs are collected. During the three months ended September 30, 2000 the Company processed an average of 40,151 gallons per day of Merit liquids compared to 46,023 gallons per day for the three months ended September 30, 1999. The Merit contract accounted for 40.24% of the total NGLs processed for the three months ended September 30, 2000 and 49.32% for 1999.

Kinder Morgan (formerly KN Gas Gathering) Agreement
      During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchase by Kinder Morgan ("KM"). During the three months ended September 30, 2000, the Company processed an average of 20,770 gallons per day of NGLs under the KM contract compared to 32,543 gallons per day for the three months ended September 30, 1999. The KM contract accounted for 20.82% of the total NGLs processed by the plant for the three months ended September 30, 2000 compared to 34.87% of the total NGLs process for the three months ended September 30, 1999.

Conoco Pipeline
      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 53,026 barrels of oil for the three months ended September 30, 2000 compared to 66,684 for the three months ended September 30, 1999.


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


Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended September 30, 2000, the wells produced approximately 1,244 barrels of oil and 2,850 Mcf of natural gas compared to approximately 1,312 barrels of oil and 2,907 Mcf of natural gas for the three months ended September 30, 1999.


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

      During the three months ended September 30, 2000, the Company's trucks collectively traveled 257,930 miles and carried a total of 14 million gallons of raw and finished product for the three months ended September 30, 2000 compared to 223,691 miles and 10 million gallons of raw and finish product for the three months ended September 30, 1999.

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

      The Company completed construction of the Nationwide plant in Sydney in August of 1998 and the plant has been operating since that time. Per the purchase agreement, upon completion of the plant the Company is entitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement. On July 19, 2000, the Company filed a claim with the Queensland Supreme Court seeking payment of the royalties due under the License Agreement. The action is currently in the discovery stage.


Ecolube, S.A. - Madrid, Spain
      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Ecolube will construct and operate the plant and produce lubricant base oil. Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed and currently in production trail stage. Full commissioning and acceptance is expected to be completed during the fourth quarter of 2000.


Results of Operations

      The  following  analysis  of  the  financial   condition  and  results  of
operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues For Three Months Ended September 30, 2000 and 1999

      Revenues increased $1,563,833, or 155.5%, to $2,569,504 for the three months ended September 30, 2000 as compared to $1,005,671 for the three months ended September 30, 1999. The revenue increase included a $1,563,833 or 155.5%, increase in oil and gas revenues. The Company's total revenues, on a segment basis, for the three months ended September 30, 2000 and 1999 were as follows:

         Revenues For Three Months Ended September 30, 2000 and 1999

                        2000           %           1999           %
-------------------------------------------------------------------------------

Oil and Gas          $2,569,504      100%       $1,005,671      100%
Used Oil refining         0            0%            0            0%
Other                     0            0%            0            0%
-------------------------------------------------------------------------------

Total Revenue        $2,569,504      100%       $1,005,671      100%
===============================================================================

Oil and Gas Revenues
      Oil and gas revenues contributed 100% of total revenues for the three months ended September 30, 2000, as compared to a 100% for the three months ended September 30, 1999. Revenues increased $1,563,833 or 155.5% to $2,569,504 for the three months ended September 30, 2000 as compared to $1,005,671 for the three months ended September 30, 1999.

      During the three months ended September 30, 2000, revenues increased $1,563,833, or 155.5%. This revenue increase was mainly attributed to a $1,605,022, or 529.84% increase in liquids (NGLs) sold to the local market under the account of the Company, a $47,996, or19.8% decrease in fractionation fees, a $5,610 or 1.51% decrease in transportation fees, a $10,107, or 20.48% decrease in crude oil tariff fees, a $8,621 or 29.52% increase in crude oil sales, an increase of $6,411, or 70.72% in residue sales and an $7,491 increase in other revenues.

      The $1,605,022, or 529.84% increase in liquids (NGLs) sold to the local market under the account of the Company was attributed to the Company's agreement to purchase NGL's. On June 18, 2000, the Company agreed to purchase approximately 50,000 gallons a day of NGLs from a local dealer of NGLs. These liquids are being processed and fractionated at the Well Draw Gas Plant into propane, butane and natural gasoline. The liquids are then being sold in the local market place to customers established by the Company. The agreement was on a day to day basis and was terminated on August 9, 2000.

      The decrease in fractionation fees was mainly attributed to a decrease in liquids (NGLs) processed for others at the Well Draw Gas Plant. During the three months ended September 30, 2000, the Company processed for others an average of 71,546 gallons per day of NGLs compared to 82,070 gallons a day for the three months ended September 30, 1999. The 10,524 gallons a day decrease was mainly attributed to liquids processed for Kinder Morgan. During the three months ended September 30, 2000, the Company process an average of 20,770 gallons a day of NGLs under the KM contract compared to 32,543 gallons per day for the three months ended September 30, 1999.

      The Company's Oil & Gas Operations revenue for the three months ended September 30, 2000 and 1999 were as follows:

Oil & Gas Operations Revenue For Three Months Ended September 30, 2000 and 1999


                                  2000           %           1999         %
-------------------------------------------------------------------------------

Liquids (NGL) Sold            $1,907,950      74.25%       $302,928    30.12%
Fractionation Fees               194,426       7.57%        242,422    24.11%
Transportation Fees              367,097      14.29%        372,707    37.06%
Crude Tariff Fees                 39,239       1.53%         49,346     4.91%
Crude Oil Sold                    37,825       1.47%         29,204     2.90%
Residue Gas Sold                  15,476        .60%          9,065      .90%
Other                              7,491        .29%              0        0%

-------------------------------------------------------------------------------

Total Revenue                 $2,569,504        100%     $1,005,671      100%
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

      Used oil refining revenues contributed $0 total revenues for both three month periods ended September 30, 2000 and 1999. In June of 1998, the Company entered into an engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000 and will also receive payment for assisting in the startup and commissioning of the plant. From the inception of the Ecolube agreement, the Company has recorded revenues of $409,000 attributed to the engineering and licensing agreement and $99,834 attributed to the startup of the plant. During the three months ended September 30, 2000 and 1999, the Company received no revenues for royalties for its used oil technology.


Direct Costs
      Direct costs increased $1,546,192, or 242.4%, to $2,184,067 for the three months ended September 30, 2000 compared to $637,875 for the three months ended September 30, 1999. As a percent of revenues, direct costs increased to 85% for the three months ended September 30, 2000 compared to 63.43% for the three months ended September 30, 1999.

      The $1,546,192 increase in direct costs was related to the Company's 155.5% increase in total revenues which was mainly attributed to the Company day to day agreement to purchase NGLs from a local dealer. The increase of 21.57%, as a percent of revenues was also directly related to the agreement to purchase NGLs for its own account. Agreements where the Company purchase NGLs for its own account, carries a lower gross margin when compared to agreements to process NGLs for others on a fee basis. The Company also experience an increase in repair and maintenance costs at the Well Draw Gas Plant and higher diesel fuel costs relating to its trucking operation.


Selling, General and Administrative
      Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

      Selling, general and administrative expenses increased $2,639, or 1.08% to $245,929 for the year ended September 30, 2000 compared to $243,290 for the three months ended September 30, 1999. As a percent of revenues, selling, general and administrative expenses decrease 14.62%, to 9.57% for the three months ended September 30, 2000 compared to 24.19% for the three months ended September 30, 1999.

      The increase of $2,639, or 1.08%, in selling, general and administrative expenses were mainly attributed to a increase in legal and outside contract service. During 2000, the Company reduced its outside legal fees by $18,577, reduced outside contract services by $19,759, offset by an increase in accounting fees of $8,732. Legal costs were mainly attributed to the Company's legal proceedings and patent protection.

Depreciation and Amortization
      Depreciation and amortization expenses increased $3,116 or 1.72% to $184,638 for the three months ended September 30, 2000 compared to $181,522 for the three months ended September 30, 1999. As a percent of revenues, depreciation and amortization expenses decreased to 7.19% for the three months ended September 30, 2000 compared to 18.05% for the three months ended September 30, 1999.


Research and Development
      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

      Research and development expenses decreased $11,537, or 76.63%, to $3,519 for the three months ended September 30, 2000 compared to $15,056 for the three months ended September 30, 1999. As a percent of revenues, research and development expenses decreased to .14% for the three months ended September 30, 2000 compared to 1.5% for the three months ended September 30, 1999.


 (Loss) from operations
      (Loss) from operations decreased $23,423, or 32.50%, to $48,649 loss from operations for the three months ended September 30, 2000 compared to a $72,072 loss from operations for the three months ended September 30, 1999. The $23,423 decrease in (loss) from operations was attributed to an 155.55% increase in revenues offset by an increase in repairs and maintenance at the Well Draw Gas Plant and higher diesel fuel costs relating to the transportation operation.


Other income (expenses)
      Net interest income (expense) increased $320, or 2.02%, to $16,154 for the three months ended September 30, 2000 compared to $15,834 for the three months ended September 30, 1999. The net increase was mainly attributed to an increase in interest earned during 2000 on the Company's money market and interest bearing accounts.

      Interest expense to a related party increased $13,054 or 20.72%, to $76,054 for the three months ended September 30, 2000 compared to $63,000 for the three months ended September 30, 1999. This $13,054 increase in interest expense to a related party was attributed to the Company note agreement with its major creditor. On September 22, of 1999 and 2000, the Company did not pay this major creditor the first and second installments ($750,000 and $1,000,000) due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest from seven (7%) to fourteen (14%).


Liquidity and Capital Resources
      Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees will be received from the Australia Plant (see Part II - Item 1 - Legal Proceeding), and the Spanish Plant when commissioning and acceptance is completed. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000 (the Company did not make the first two installments - see below); $1,000,000 on September 22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

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

      Under the new trust deed note, (see new terms of trust deed above) the Company is obligated to pay this major creditor $750,000 by September 22, 1999 and $1,000,000 by September 22, 2000. As of November 14, 2000, the Company has not paid the first two principal payments due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($750,000 and $1,000,000) or the total ($3,595,920) due under the note. As of November 14, 2000, the Company is current on all interest payments.

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

      Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. As of September 30, 2000, the Company has incurred $156,860 in capital expenditures. Management is unaware of any significant future capital expenditures. However the very nature of equipment operation, ware and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

      The Company's net cash provided by operations was $456,514 for the nine months ended September 30, 2000 compared to net cash used by operations of $399,076 for the nine months ended September 30, 1999. The net increase of $855,590 in cash provided by operations for the nine months ended September 30, 2000 was mainly attributed to a $75,888 decrease in the Company's net loss and significant timing difference in collection of accounts receivable and disbursement of accounts payable between quarter ended September 30, 2000 and quarter ended September 30, 1999.


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

      The plant was completed and has been operating since August of 1998. Per the purchase agreement, upon completion of the plant the Company is untitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement. On July 19, 2000, the Company filed a claim in the Queensland Supreme Court seeking payment of the royalties due under the License Agreement. The action is currently in the discovery stage.

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

      Under the new trust deed note, (see new terms of trust deed above) the Company is obligated to pay this major creditor $750,000 by September 22, 1999 and $1,000,000 by September 22, 2000. As of November 14, 2000, the Company has not paid the first two principal payments due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($750,000 and $1,000,000) or the total ($3,595,920) due under the note. As of November 14, 2000, the Company is current on all interest payments.

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


Dated: November 14, 2000                  INTERLINE RESOURCES CORPORATION



                                          By: /s/ Michael R. Williams
                                         ----------------------------------
                                           Michael R. Williams
                                           CEO/President
                                           Principal Executive Officer
                                           Director


                                          By: /s/ Mark W. Holland
                                         ----------------------------------
                                           Mark W. Holland
                                           Chief Financial Officer/Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Date                          Title                  Signature
   --------                      ---------             --------------
November 14, 2000              CEO/President         /s/ Michael R.  Williams
                               and Director          -------------------------
                                                         Michael R. Williams

November 14, 2000              Director/            /s/ Laurie Evans
                               Secretary            -------------------------
                                                        Laurie Evans