Form 10KSB
period 2000-12-31
INTERLINE RESOURCES CORP
filed 2001-04-02
CIK 841533

------------------------------------------------------------------------------


                   U.S. SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
      (Exact name of small business issuer as specified in its charter)

           Utah                                             87-0461653
         --------                                         ----------------
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

Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuers revenues for the fiscal year ending December 31, 2000 were $6,416,921

As of March 26, 2001, 14,066,052 shares of the Issuers common stock were issued and outstanding, 9,169,826 of which were held by non-affiliates. As of March 26, 2001, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $550,189.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

      Interline Resources Corporation (the Company), is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Alpine, Utah 84004 (801) 756-3031. The Company's current operating subsidiaries are (1) Interline Energy Services, Inc. ("Interline Energy") a Wyoming
corporation which manages the Company's oil and gas operations located in Wyoming which consist of natural gas gathering, natural gas processing, over the road NGL truck transportation and oil well production. and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.

On September 26, 1997, the Company filed a Petition for Reorganization under Chapter 11 (the Petition) of the United States Bankruptcy Code. The Company continued its operations as a debtor- in-possession under the Bankruptcy Code. The Company's subsidiaries did not join the Company in the Petition and were not directly involved in the Bankruptcy Reorganization Proceedings.

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


Well Draw Gas Plant
      The Well Draw Gas Plant (the "Well Draw") is a 30,000 MMcfd refrigeration gas processing plant with a 150,000 gallons per day fractionator. The fractionation facilities were installed by the Company in late 1990 to allow the Company to not only fractionate its own liquids, but to also provide contract fractionation for outside liquids. As part of the operation, the Company owns a natural gas gathering pipeline system that gathers residue gas from unrelated parties and delivers it to the plant for processing. The Plant processes natural gas liquids (NGL's) into propane, butane and natural gasoline. Most of the NGL's originate from liquids that are trucked into the Plant from outside sources. During the year ended December 31, 2000, the plant processed a numeric average of 97,856 gallons per day compared to 95,900 gallons per day during the year ended December 31, 1999.

      In the past, the Company has relied on natural gas from the gathering pipeline system to supply fuel for the furnace at Well Draw Gas Plant. The average daily consumption used by the furnace varies between 400-600 MMBtus a day. During the fourth quarter of 2000, the natural gas from the gathering pipeline system was below the 400-600 MMBtus used to supply the furnace. Effective January 1, 2001, the Company entered into a natural gas sales agreement with Kinder Morgan Operating L.P. Under the agreement the Company can purchase up to 400 MMBtus of natural gas each day. The term of the agreement is for one year and shall automatically be extended on a month-to-month basis following the primary term unless either party gives thirty (30) day advance written notice of termination to the other party.

      During the three months ending December 31, 2000, the price of natural gas increased $3.39 per MMBtu, or 136.7%, to $4.67 per MMBtu compared to $2.48 per MMBtu for the three months ending December 31, 1999. This upward swing in natural gas price has continued during the first quarter of 2001. During January and February of 2001, natural gas prices were $8.62 and $6.16 respectively.

      Because of the increase in natural gas prices, the Company will see a material increase in fuel costs to operate the furnace at the Well Draw Gas Plant. Traditionally, the fuel costs to operate the furnace at Well Draw Gas Plant range between $20,000-$30,000 each month. With the increase in natural gas prices, fuel costs will increase to $60,000-$90,000 per month. In an effort to cover the additional fuel costs, the Company increased fees to fractionate liquids for outside parties. Fee increases were effective starting January 1, 2001.

Merit (formerly Amoco) Agreement
      During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs located at its Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). The initial term of the six year agreement was to expire on June 1, 2000. Thereafter, the contract automatically renews for one year terms, unless Merit serves the Company with notice to terminate 90 days prior to the end of a term. The Company did not receive a termination notice from Merit, so the next expirations date is June 1, 2001. The Merit agreement is the largest liquids contract the Company has. To fulfill the contract, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at the Bairoil, Wyoming plant where the NGLs are collected. During the year ended December 31, 2000 the Company processed an average of 44,189 gallons per day of Merit liquids compared to 50,539 gallons per day for the year ended December 31, 1999. The Merit contract accounted for 45.16% of the total NGLs processed for the year ended December 31, 2000 compared to 52.51% for the year ended December 31, 1999.

Kinder Morgan (formerly KN Gas Gathering) Agreement
      During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchased by Kinder Morgan ("KM"). During the year ended December 31, 2000, the Company processed an average of 33,379 gallons per day of NGLs under the KM contract compared to 34,595 gallons per day for the year ended December 31, 1999. The KM contract accounted for 34.11% of the total NGLs processed at the Plant for the year ended December 31, 2000 compared to 36.07% of the total NGLs processed for the year ended December 31, 1999.

Conoco Pipeline
      The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 223,862 barrels of oil for year ended December 31, 2000 compared to 239,252 barrels for year ended December 31,1999.

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

Oil Well Production
      The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. For the year ended December 31, 2000, the wells produced approximately 6,194 barrels of oil and 12,186 Mcf of natural gas compared to approximately 6,432 barrels of oil and 12,190 Mcf of natural gas for the year ended December 31, 1999.

NGL Trucking Operations
      The Company's NGLs transportation operation consists of seven tractor-trailer-pup combination units. These units move unprocessed natural gas liquids to Well Draw fractionation, and takes propane, butane and natural gasoline from Well Draw to various refiner, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The trucks travel as far away as Nebraska, Montana, Utah and Colorado. The Company intends to continue to emphasize this profitable operation, and believes that its reputation for flexibility and customer service will allow it to maximize opportunities.

      During the year ended December 31, 2000, the Company's trucks collectively traveled 1,023,038 miles and carried approximately 45 million gallons of raw and finished product compared to 892,924 miles and approximately 39 million gallons of raw and finish product for the year ended December 31, 1999.

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

Genesis Petroleum
      On September 13, 1994, the Company entered into an exclusive license agreement with Q Lube, Inc., a wholly owned subsidiary of Quaker State, for the licensing and construction of used oil plants throughout North America. Subsequently, the Company and a division of Quaker State formed Genesis Petroleum, a joint venture to construct, own and operate the first U.S. based plant in Salt Lake City. The Company was a 26% owner. Start up of the plant commenced in February 1996. In June 1996, Genesis elected not to continue with its exclusive license to the technology, and, under the terms of the agreements between the Company and Genesis, the Company was obligated to repurchase Genesis Petroleum's 74% interest in the Salt Lake plant. The Company was unable to perform that obligation. As part of the Company's Chapter 11 Bankruptcy Plan of Reorganization, on January 20, 1998 the United States Bankruptcy Court approved a settlement agreement between the Company and Genesis Petroleum for this obligation. The settlement agreement provided for, among other things: 1) the litigation between them was terminated; 2) Interline paid Genesis the sum of $750,000; 3) the Company granted Genesis a license to build and operate three additional used oil refineries using the technology assigned to it by PSI without the payment of any royalties or other payments to the Company; 4) the Company transferred all of its rights in the joint venture and in the Salt Lake Refinery to Genesis; 5) all previous agreements between the Company and Genesis were terminated, and, 6) Genesis transferred to the Company 108,115 shares of the Company's common stock owned by Genesis.

      In July of 1998, Quaker State sold the Genesis Plant to a third party. That third party did not operated the plant, and has subsequently disassembled and removed it from its location.


Interline U.K., Stoke-on-Trent, England
      In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a refinery in Stoke, England. As part of the transaction, the Company executed a licensing agreement with the joint venture giving it the right to own, operate and use the Interline used oil technology. The terms of the joint venture provided the Company a 40% ownership interest, and under the license agreement, the right to receive a 6 cent gross royalty per gallon of oil processed. The refinery was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is in current production. In April of 1997 the Company sold its 40% interest in the joint venture to John Whelan for $500,000. Whelan is now the sole owner of the used oil refinery in Stoke-on-Trent, and is authorized to use the Interline technology under the original licensing agreement. As a result of the realities of the pricing structure in England for used oil products, and the higher than expected operating costs to operate the England plant, the 6 cent royalty called for in the license agreement was reduced to 3 cents and is not payable until the refinery is profitable. To date, the Company has not received any royalty revenue from the English plant. Further, John Whelan had only paid $200,000 of the purchase price. After attempted settlement negotiations broke down, on November 19, 1998 the Company instituted a legal proceeding against him in the High Court of Justice, Queens Bench Division, Bristol District Registry, Bristol Mercantile Court

      In January of 2000, the Company was required to deposit approximately $80,000 security bond with Bristol Mercantile Court. The Company was also faced with spending $50,000 to litigate the case. Due to the Company's cash restraints and in the best interest of the Shareholders, the Company elected not to proceed with the case and the action against John Whelan was dismissed. The Company has the option to re-file this claim against John Whelan for five years.

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

      The first refinery under the Gadgil Westerns exclusive agreement was built in Dubai, United Arab Emirates and completed in June 1995. Westerns market approach was to process low-grade hydrocarbons into diesel and other burner fuels, however, the economic spread prices between the feed produce and final product failed to achieve economic viability. As a result, the plant was shut down. Gadgil Western failed to fulfilled the terms of its exclusive license (as reported in the 1995 and 1994 FORM 10-KSB) and is therefore in breach of the agreements with the Company, and accordingly the agreements were terminated. The Company has not received any royalties from Gadgil Western nor does it expect to. To the Company's knowledge the plant still stands in Dubai, but does not operate and creditor banks of Gadgil Western are seeking to sell the facility.

Ecolube, S.A. - Madrid, Spain
      On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day used oil refinery in Madrid. Under the agreement, Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed, and has been currently (March 20, 2001) operating at approximately 75% of design capacity. Full commissioning is expected to be complete during the second quarter of 2001.


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


Employees

      At March 26, 2001, the Company and its subsidiaries employed 21 full-time employees and 2 part-time employees, compared to 21 full-time employees and 1 part-time employee as of March 22, 2000. From time to time, the Company utilizes the services of consulting geologists, engineers and land men as well as various laborers, operators, truck drivers, tradesmen and mechanics.


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

      Interline Energy Services Well Draw Gas Plant is located 17 miles from Douglas, Wyoming. The Plant facilities consist of 17.85 acres of property, gas chillers, gas-to-gas exchangers, storage tanks, four steel buildings enclosing the equipment, compressors, de-ethanizer columns, fractionating columns, truck weighing scales and scale house and other assets. The gathering system consists of approximately 251 miles of high and low pressure pipelines and the associated chart recorders and wellhead connection meter runs.

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

      In connection with its NGL trucking activities, Interline Energy Services has seven tractors and ten trailers. Interline also leases (month to month) two trailers from an outside party.

ITEM 3.     LEGAL PROCEEDINGS

Interline U.K.
      In February 1995, the Company formed Interline (UK) Limited, a joint venture with Whelan Environmental Services, Ltd. of Birmingham, England, to construct a refinery in Stoke, England. As part of the transaction, the Company executed a licensing agreement with the joint venture giving it the right to own, operate and use the Interline used oil technology. The terms of the joint venture provided the Company a 40% ownership interest, and under the license agreement, the right to receive a 6 cent gross royalty per gallon of oil processed. The refinery was completed in early 1996 and officially opened in July 1996. The refinery, with a capacity to process 24,000 gallons of used oil per day, is in current production. In April of 1997 the Company sold its 40% interest in the joint venture to John Whelan for $500,000. Whelan is now the sole owner of the used oil refinery in Stoke-on-Trent, and is authorized to use the Interline technology under the original licensing agreement. As a result of the realities of the pricing structure in England for used oil products, and the higher than expected operating costs to operate the England plant, the 6 cent royalty called for in the license agreement was reduced to 3 cents and is not payable until the refinery is profitable. To date, the Company has not received any royalty revenue from the English plant. Further, John Whelan had only paid $200,000 of the purchase price. After attempted settlement negotiations broke down, on November 19, 1998 the Company instituted a legal proceeding against him in the High Court of Justice, Queens Bench Division, Bristol District Registry, Bristol Mercantile Court

      In January of 2000, the Company was required to deposit approximately $80,000 security bond with Bristol Mercantile Court. The Company was also faced with spending $50,000 to litigate the case. Due to the Company's cash restraints and in the best interest of the Shareholders, the Company elected not to proceed with the case and the action against John Whelan was dismissed. The Company has the option to re-file this claim against John Whelan for five years.


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

                                           High             Low
            1999

            First Quarter                  $0.11            $0.05
            Second Quarter                 $0.35            $0.04
            Third Quarter                  $0.32            $0.06
            Fourth Quarter                 $0.22            $0.05


            2000

            First Quarter                  $0.11            $0.05
            Second Quarter                 $0.18            $0.06
            Third Quarter                  $0.29            $0.09
            Fourth Quarter                 $0.13            $0.04

            2001

            First Quarter                  $0.11            $0.06

            (Through March 26, 2001)



Record Holders of Common Stock

      The number of record holders of the Registrants common stock as of March 26, 2001, is 417.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6.     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


Interline Energy Service - Oil and Gas Operations
      The Company has been engaged in the oil and gas industry since 1990. These operations primarily involve natural gas gathering and processing, crude oil gathering, fractionation and marketing of natural gas liquids, and nominal oil and gas production

      At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company enters into agreements for fractionation of liquids from others on a fee basis, including the Amoco contract and others. The plant processed and fractionated a total of 97,856 gallons a day of natural gas liquids for the year ended December 31, 2000 compared to 95,900 gallons a day for the year ended December 31, 1999. Of the total gallons fractionated and processed, 13,039 gallons per day was for the Company and 84,817 gallons per day for others, as compared to 8,734 and 87,166 gallons per day respectively in 1999. In 2000, the Company processed an average of 44,189 gallons a day of NGLs for Merit and an average of 33,379 gallons per day of NGLs for KNGG.

      The Company's natural gas liquids transportation operation transported approximately 45 million gallons of raw and finished products during the year ended December 31, 2000. The Company operates seven tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable operation, and believes that its reputation for flexibility and customer service will allow it to maximize opportunities.

      Oil and natural gas production from the Company's wells in Wyoming continue to be a small but profitable operations. During 2000 and 1999 oil and gas prices have increased significantly compared to prices during 1998, the Company intends to continue producing these wells.

            Management has put strict restraints on all capital expenditures except any necessary expenditures to maintain current operations. Management is unaware of any significant future capital expenditures. However, the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. Further, it is noted that 20.03% of the revenues earned by the Company are derived from the Merit contract which will expire in June 1, 2001. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids and gas connections to expand and diversify its operations in Wyoming, however, its operations are in a limited and well defined area and expansion is difficult.


Interline Hydrocarbon - Used Oil Refining
     Revenues to the Company, from its used oil refining technology can come from five sources: 1) revenues made from constructing a used oil plant, 2) granting exclusive territories to licensee, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating Plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) rather than build plants, sell the construction plans and provide consultation and expertise so that the customer can build the Plant.

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

Total Revenues

      Revenues increased $2,518,118 or 64.59%, to $6,416,921 for the year ended December 31, 2000 as compared to $3,898,803 for the year ended December 31, 1999. The revenue increase included a $2,483,272 or 64.89%, increase in oil and gas revenues; a $38,926, or 57.24% increase in used oil refining revenues and a $4,080 decrease in other revenues. The Company's total revenues, on a segment basis, for the year ended December 31, 2000 and 1999 were as follows:

                 Revenues For Year December 31, 2000 and 1999



                        2000               %       1999              %
----------------- ---------------- -----------------------------------



Oil and Gas             $6,309,995    98.33%       $3,826,723   98.15%

Used Oil refining          106,926     1.67%           68,000    1.74%

Other                            0      .00%            4,080     .11%

-----------------------------------------------------------------------


Total Revenue           $6,416,921      100%       $3,898,803     100%
=======================================================================


Oil and Gas Revenues
      Oil and gas revenues contributed approximately 98.33% of total revenues for the year ended December 31, 2000, as compared to approximately 98.15% for the year ended December 31, 1999. Revenues increased $2,483,272 or 64.89% to $6,309,995 for the year ended December 31, 2000 as compared to $3,826,723 for the year ended December 31, 1999.

      During the year ended December 31, 2000 revenues increased $2,483,272, or 64.89%. This revenue increase was mainly attributed to a $2,003,602, or 158.58% increase in liquids (NGLs) sold to the local market under the account of the Company, a $58,955, or 6.04% increase in fractionation fees, a $311,167, or 24.6% increase in transportation fees, a $11,946, or 6.73% decrease in crude oil tariffs fees, a $78,773, or 93.77% increase in crude oil sales, a $42,243, or 110.08% increase in residue gas sales, and a $478 increase in other revenues.

      The $2,003,602, or 158.58% increase in liquids (NGLs) sold to the local market under the account of the Company was attributed to a 25.4% increase in liquid volume and a 100.6% increase in liquid price. Liquids sold to the local market under the account of the Company increased $1,456,185, or 45.68% to $4,644,225 for the year ended December 31, 2000 compared to 3,188,040 for the year ended December 31, 1999. This increase was attributed to the Company agreement to purchase approximately 50,000 gallons a day of NGLs from a local dealer during a two month period (June 18, 2000 thru August 9, 2000). These liquids were processed and fractionated at the Well Draw Gas Plant into propane, butane and natural gasoline. The liquids were sold in the local market place to customers established by the Company. Also the average liquid price per gallon sold in the local market increased by $.3071, or 77.49%, to .7034 for the year ended December 31, 2000 compared to $.3963 for the year ended December 31, 1999.

      The $311,167, or 24.6% increase in transportation fees was attributed to the Company's new transportation agreement. On June 21, 2000, the Company entered into an agreement with Coastal Chem, Inc. of Cheyenne, Wyoming. Under this agreement, the Company will haul three to five loads of butanes from Sinclair, Wyoming to Cheyenne, Wyoming. The contract is for one year with an evergreen stipulation where either party can cancel the contract by giving 90 days notice.


      The Company's Oil & Gas Operations revenues for the year ended December 31, 2000 and 1999 were as follows:

    Oil & Gas Operations Revenue For Year Ended December 31, 2000 and 1999


                               2000            %             1999       %
------------------------ --------------- ----------- -------------- ---------

Liquids (NGL) Sold            $3,267,040      51.78%     $1,263,438    33.02%
Fractionation Fees             1,034,837      16.40%        975,882    25.50%
Transportation Fees            1,576,206      24.98%      1,265,039    33.06%
Crude Tariff Fees                165,658       2.63%        177,604     4.64%
Crude Oil Sold                   162,777       2.58%         84,004     2.20%
Residue Gas Sold                  80,619       1.28%         38,376     1.00%
Other                             22,858        .35%         22,380      .58%

------------------------ --------------- ----------- -------------- ---------

Total Revenue                 $6,309,995        100%     $3,826,723      100%
======================== =============== =========== ============== =========


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

      Used oil refining revenues contributed 1.67% of total revenues for the year ended December 31, 2000 compared to 1.74% for the year ended December 31, 1999. The revenues increased of $38,926, or 57.24%, to $106,926 for the year ended December 31, 2000 compared to $68,000 for the year ended December 31, 1999. The $106,926 revenue for year ended December 31, 2000 was attributed to the startup of the Ecolube used oil refinery in Fuenlabrada which is located south of Madrid, Spain. The $68,000 for the year ended December 31, 1999 was attributed to the engineering and licensing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the Ecolube agreement, the Company will receive a total engineering and licensing payment of $534,000. The Company received no revenue for royalties for it used oil technology during years ended December 31, 2000 and 1999.

Direct Costs
      Direct costs increased $2,940,902 or 125.98%, to $5,275,250 for the year ended December 31, 2000 compared to $2,334,348 for the year ended December 31, 1999. As a percent of revenues, direct costs increased 22.34%, to 82.21% for the year ended December 31, 2000 compared to 59.87% for the year ended December 31, 1999.

      The $2,940,902 increase in direct costs was related to the Company's 64.89% increase in total revenues which was mainly attributed to the Company's day to day agreement to purchase NGLs from a local dealer. The increase of 22.34%, as a percent of revenues was also directly related to the agreement to purchase NGLs for its own account. Agreements where the Company purchases NGLs for its own account carry a lower gross margin when compared to agreements to process NGLs for others on a fee basis. The Company also experienced a $191,969 increase in fuel costs to operate the Well Draw Gas Plant, a $126,202 increase in repair and maintenance costs at the Well Draw Gas Plant and a $130,504 increase in diesel fuel costs relating to its trucking operation.

 Selling, General and Administrative
      Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

      Selling, general and administrative expenses decreased $13,512, or 1.37%, to $975,480 for the year ended December 31, 2000 compared to $988,992 for the year December 31, 1999. As a percent of revenues, selling, general and administrative expenses were 15.20% for the year ended December 31, 2000 compared to 25.37% for the year ended December 31, 1999.

Depreciation and Amortization
      Depreciation and amortization expenses increased $13,853 or 1.94% to $727,734 for the year ended December 31, 2000 compared to $713,881 for the year ended December 31, 1999. As a percent of revenues, depreciation and amortization expenses decreased to 11.34% for the year ended December 31, 2000 compared to 18.31% for the year ended December 31, 1999.

Research and Development
      Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

      Research and development expenses decreased $45,204 or 72.25%, to $17,359 for the year ended December 31, 2000 compared to $62,563 for the year ended December 31, 1999. As a percent of revenues, research and development expenses decreased to .27% for the year ended December 31, 2000 compared to 1.6% for the year ended December 31, 1999.

 (Loss) from operations
      Loss from operations increased $377,921, or 188.04%, to $578,902 for the year ended December 31, 2000 compared to a $200,981 loss for the year ended December 31, 1999. The $377,921 increase in loss from operations was attributed to a decrease in gross margin of $422,784 offset by a decrease in operating expenses of $44,863. The Company also experienced an increase of $191,969 in fuel costs to operate the Well Draw Gas Plant, an increase of $126,202 in repair and maintenance costs at the Well Draw Gas Plant, and an increase of $130,504 in diesel fuel costs relating to its trucking operation.

Other income (expenses)
      Net interest income (expense) increased $5,523, or 9.44%, to $64,003 for the year ended December 31, 2000 compared to $58,480 for the year end December 31, 1999. The net increase was mainly attributed to a decrease in interest earned during 2000 on the Company's money market and interest bearing accounts due to less cash and cash equivalents.

      Interest expense to a related party increased $56,708 or 21.4%, to $321,714 for the year ended December 31, 2000 compared to $265,006 for the year ended December 31, 1999. This $56,708 increase in interest expense to a related party was attributed to the Company note agreement with its major creditor. On September 22, of 1999 and 2000, the Company did not pay this major creditor the first and second installments ($750,000 and $1,000,000 respectively) due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest from seven (7%) to fourteen (14%).

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

      On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000 (the Company did not make the first two installments - see below); $1,000,000 on September 22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sale of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sale the note was reduced to $3,595,920.

      At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Certain assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998 when the Bankruptcy Plan was confirmed, the Company has received $179,006 cash from the marketing of it refining technology.

      Under the new trust deed note, (see new terms of trust deed above) the Company is obligated to pay this major creditor $750,000 by September 22, 1999 and $1,000,000 by September 22, 2000. As of March 24, 2001, the Company has not paid the first two principal payments due under the trust note. The Company also did not pay the December 22, 2000 interest ($93,554) and the March 22, 2001 interest ($93,554). As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($750,000 and $1,000,000) or the total ($3,595,920) due under the note.

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

      Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. For the year ended December 31, 2000, the Company purchase property, plant and equipment in the amount of $268,196. Management is unaware of any significant future capital expenditures. However the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

      The Company's net cash provided by operations was $238,542 for the year ended December 31, 2000 compared to net cash used by operations of $259,882 for the year ended December 31, 1999. The net increase of $498,424 in cash provided by operations for the year ended December 31, 2000 was mainly attributed to a $457,560 increase in the Company's net loss offset by significant timing difference in collection of accounts receivable and disbursement of accounts payable between year ended December 31, 2000 and year ended December 31, 1999.


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

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Interline Resources Corporation and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Interline Resources Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has had significant operating losses and has a deficit in working capital and stockholders' equity. In addition, the Company is in default on certain restructured debt. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                               TANNER + CO.


Salt Lake City, Utah
February 8, 2001

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                              Consolidated Balance Sheet
                                                       December 31, 2000

------------------------------------------------------------------------------



         Assets

Current assets:
   Cash and cash equivalents                                $    263,029
   Accounts receivable                                           542,797
   Inventories                                                    73,610
   Other current assets                                           17,523
                                                            ------------

            Total current assets                                 896,959
                                                            ------------

Property and equipment, net                                    3,359,704
Technology and marketing rights, net                             426,428
                                                            ------------

            Total assets                                    $  4,683,091
                                                            ------------

------------------------------------------------------------------------

         Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
   Accounts payable                                         $    532,791
   Accrued liabilities                                           228,566
   Current portion of long-term debt                           3,837,881
                                                            ------------

            Total current liabilities                          4,599,238
                                                            ------------

Long-term debt                                                   509,993
                                                            ------------

            Total liabilities                                  5,109,231
                                                            ------------

Commitments and contingencies                                          -

Stockholders' (deficit) equity:
   Preferred stock - $.01 par value, 25,000,000 shares
     authorized, no shares issued and outstanding                      -
   Common stock - $.005 par value, 100,000,000 shares
     authorized; 14,066,052 shares issued and outstanding         70,330
   Additional paid-in capital                                  9,209,058
   Accumulated deficit                                        (9,705,528)
                                                            ------------

      Total stockholders' (deficit) equity                      (426,140)
                                                            ------------

      Total liabilities and stockholders' (deficit) equity     4,683,091
                                                            ------------


------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      20

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Operations
                                                Years Ended December 31,
------------------------------------------------------------------------------




                                                    2000        1999
                                                ------------------------

Revenue                                         $  6,416,921 $ 3,898,803
Direct costs                                       5,275,250   2,334,348
                                                ------------------------

Gross margin                                       1,141,671   1,564,455
                                                ------------------------

Operating expenses:
   Selling, general and administrative expenses      975,480     988,992
   Depreciation, depletion and amortization          727,734     713,881
   Research and development                           17,359      62,563
                                                ------------------------

            Total operating expenses               1,720,573   1,765,436
                                                ------------------------

Loss from operations                                (578,902)   (200,981)

Other income (expense):
   Interest expense, net                             (64,003)    (58,480)
   Interest expense, related party                  (321,714)   (265,006)
   Gain on sale of assets                              1,500      18,908
                                                ------------------------

Loss before benefit for income taxes                (963,119)   (505,559)

Benefit for income taxes                                   -           -
                                                ------------------------

            Net loss                            $   (963,119)  $(505,559)
                                                ========================

Loss per common share - basic and diluted           $  (.07)    $  (.04)
                                                ========================

Weighted average shares - basic and diluted       14,066,052  14,066,052
                                                ========================




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      21

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                Consolidated Statement of Stockholders' (Deficit) Equity
                                  Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------





                                                            Additional
                   Preferred Stock        Common Stock      Paid-In         Accumulated
                  Shares     Amount    Shares      Amount   Capital         Deficit         Total
                 --------------------------------------------------------------------------------------
Balance,
January 1, 1999      -       $  -     14,066,052   $70,330  $9,209,058     $(8,236,850)    $1,042,538

Net loss             -          -          -          -         -             (505,559)      (505,559)
                ---------------------------------------------------------------------------------------

Balance,
December 31, 1999    -          -     14,066,052    70,330   9,209,058       (8,742,409)      536,979

Net loss             -          -          -          -         -              (963,119)     (963,119)
                ---------------------------------------------------------------------------------------

Balance,
December 31, 2000    -       $  -     14,066,052   $70,330  $9,209,058     $(9,705,528)    $ (426,140)
                =======================================================================================









------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      22

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                                Years Ended December 31,
------------------------------------------------------------------------------




                                                       2000        1999
                                                -----------------------------
Cash flows from operating activities:
   Net loss                                     $   (963,119)  $ (505,559)
   Adjustment to reconcile net loss to net cash
provided by(used in) operating activities:
      Depreciation, depletion and amortization       727,734     713,881
      Impairment loss                                      -     145,000
      Gain on sale of assets                          (1,500)    (18,908)
      Forgiveness of debt                                  -      17,458
      (Increase) decrease in:
         Accounts receivable                         (21,717)   (251,360)
         Inventories                                 (32,838)     14,453
         Other current assets                           (895)      3,867
      Increase (decrease) in:
         Accounts payable                            341,779    (176,155)
         Accrued liabilities                         189,098    (150,507)
         Deferred revenue                                  -     (52,052)
                                                ------------------------

               Net cash provided by (used in)
               operating activities                  238,542    (259,882)
                                                ------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                        1,500      47,071
   Payments received on note receivable               77,500      14,763
   Purchase of property, plant and equipment        (163,096)   (158,937)
                                                ------------------------

               Net cash used in
               investing activities                  (84,096)    (97,103)
                                                ------------------------

Cash flows from financing activities-
   payments on long-term debt                       (147,152)   (149,739)
                                                ------------------------

            Net increase (decrease) in cash            7,294    (506,724)

Cash, beginning of year                              255,735     762,459
                                                ------------------------

Cash, end of year                               $    263,029 $   255,735
                                                ========================


------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      23

                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                    Continued

------------------------------------------------------------------------------




Supplemental Disclosure of Cash Flow Information
                                                    2000        1999
                                                ------------------------
   Actual cash amounts paid for:

         Interest                               $  308,980  $    332,885
                                                ------------------------

         Income taxes                           $     -     $      -
                                                ------------------------

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the years ended December 31, 2000 and 1999, property and equipment with an aggregate value of $105,100 and $160,080, respectively, was purchased with debt.



------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      24

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



                        INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements

                                              December 31, 2000 and 1999
------------------------------------------------------------------------------


1.
Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the financial statements of Interline Resources Corporation, Inc. and its subsidiaries Interline Hydrocarbons, Inc., Interline Energy Services, Inc., NRG Fuels, Inc., and Interline Crude Gathering Company collectively, (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.


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


Inventories
Inventories consisting of supplies and miscellaneous raw materials are recorded in the financial statements at their aggregate lower of cost (first-in, first-out) or market.


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

Revenue Recognition
Revenue is recognized upon shipment of product.

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


Earning (Loss) Per Common and Common Equivalent Share The computation of basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.


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



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



2. Going Concern
The Company has sustained significant operating losses and has a deficit in working capital and stockholders' equity. In 1997, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1998 the bankruptcy court approved the Company's plan. Under terms of the confirmed plan certain obligations were restructured. When the plan was confirmed, it was not known if the Company would be able to meet its obligations. The Company has not made its required first and second annual principal payments which aggregate to $1,750,000 (see note 5) or required interest payments of $93,554. These factors create substantial doubt about the Company's ability to continue as a going concern.


The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of technology, and attaining future profitable operations. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.


3. Property and Equipment

Property and equipment consists of the following:


Land                                   $    134,535
Vehicles                                    107,556
Machinery and equipment                   5,374,882
Buildings and structures                    822,026
Office furniture and equipment              283,318
                                       ------------
                                          6,722,317

Less accumulated depreciation and
  amortization                           (3,362,613)
                                       ------------

                                       $  3,359,704
                                       ============




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



4. Technology and Marketing Rights
During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil. In addition, the Company has developed its own technology relating to refining used oil. The Company is currently working with several entities who desire to use its refining process. The Company capitalized $2,228,684 of patent, engineering, and other costs related to this agreement. The Company historically has evaluated the value of its technology and marketing rights based on comparing the unamortized balance to undiscounted project operating income over the remaining technology and marketing rights amortization period.


As a result of the uncertainty of future operating results and the litigation relating to the technology and marketing rights, the Company recorded an impairment loss of $145,000, included under the caption of selling, general and administrative costs at December 31, 1999, to reduce these assets to their net estimated realizable value. These rights are being amortized on a straight-line basis over seven years. Amortization expense of $142,857 was recorded during the years ended December 31, 2000 and 1999, respectively, and accumulated amortization after the impairment loss totaled $1,657,256 at December 31, 2000.


5. Long-Term Debt
Long-term debt is as follows:

Note payable to a shareholder of the Company with interest at 7%, secured by a Trust Deed and a security interest in all assets of the Company. Quarterly interest and annual principal payments are due through September 22, 2002. The Company has not made its first and second principal payment aggregating $1,750,000, which was due September 22, 2000 and 1999. Such late payments bear interest at 14% until paid. In addition, the holder could declare the entire principal and accrued interest immediately due and payable.

                                                              $ 3,595,920




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




5. Long-Term Debt
Continued

Notes payable to various financial institutions bearing interest at between 7% and 12%, due in combined monthly installments of $5,621 including interest, secured by real estate and guaranteed by an officer and certain former officers/shareholders
                                                            411,778



Notes payable to various financial institutions, due in combined monthly installments of $9,925, including interest at rates between 10.54% and 11.95%, secured by vehicles
                                                            230,510



Notes payable to former shareholders with interest accruing at 6.5%, due in annual installments of $8,237 and unsecured. The note is currently in default which makes the principal balance currently due

                                                             94,324



Capital lease obligations (see note 7)                       15,342
                                                       --------------

                                                          4,347,874

Less current portion of long-term debt                   (3,837,881)
                                                       --------------

                                                       $    509,993
                                                       ==============



Future maturities of long-term debt are as follows:


Year Ending December 31:                  Amount
                                       ------------

   2001                                $  3,837,881
   2002                                      90,106
   2003                                      78,021
   2004                                      59,584
   2005                                     282,282
                                       ------------

                                       $  4,347,874
                                       ============




------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



7.
Capital Leases
The Company has entered into a noncancellable capital lease for equipment. The lease matures on August 1, 2001, with monthly payments of $1,991. The asset under capital lease has been capitalized at an aggregate cost of $82,761 and accumulated amortization of this cost totaled $45,322 at December 31, 2000. Future minimum lease payments are as follows:


   Year                                     Amount
                                         -------------

   2001                                  $     15,929
                                         -------------

Total minimum lease payments                   15,929

Less amount representing interest                (587)
                                         -------------

Present value of minimum lease payments  $     15,342
                                         =============



8.
Income  Taxes
The Company's income tax benefit differed from the statutory federal rates as follows:


                                      2000        1999
                                ---------------------------

Statutory rate applied to loss
before taxes                    $    328,000   $  172,000
State income taxes                    48,000       25,000
Other                                   -          28,000
Increase in valuation allowance     (376,000)    (225,000)
                                ---------------------------
                                $       -      $     -
                                ===========================



------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




8.
Income Taxes
Continued

Significant components of the Company's deferred tax assets at December 31, 2000 are as follows:


Depreciation                           $    384,000
Net operating losses                      3,632,000
Capital loss carryover                       70,000
Valuation allowance                      (4,086,000)
                                       --------------

                                       $       -
                                       ==============



The Company has approximately $10,680,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized. In addition, the Company has approximately $207,000 of capital loss carryforwards available to offset income.


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


The Company also has a stock option plan for  non-insiders  (Non- Insider Option
Plan), under which a maximum of 750,000 options may be granted to purchase common stock. Grants are limited to 250,000 options per year and are at the discretion of the board of directors.


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



9. Stock Option Plan
Continued
All options are exercisable after six months and have a maximum term not to exceed five years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 90 days from the date of termination.


A schedule of options and warrants at December 31, 2000 is as follows:


                                  Number of   Option Price
                                   Options      Per Share
                                ----------------------------

Outstanding at January 1, 1999     99,166      $ 4.50 - 5.65
   Granted                         22,500               0.10
   Expired                        (15,000)       4.50 - 5.65
   Forfeited                          -               -
                                ----------------------------

Outstanding at December 31,1999   106,666         .10 - 4.50
   Granted                        372,500         .10 -  .25
   Expired                        (31,666)              4.50
   Forfeited                          -               -
                                ----------------------------

Outstanding at December 31,       447,500         .10 - 4.50
2000
                                ============================



Options exercisable and shares available for future grant are as follows:


                                 December 31,
                           ------------------------
                               2000        1999
                           ------------------------

Options exercisable             447,500     106,666
Shares available for grant      652,500     993,334


11. Stock-Based Compensation
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




                                    December 31,
                              ------------------------
                                  2000        1999
                              ------------------------

Net loss - as reported        $   (963,119) $ (505,559)
Net loss - pro forma          $   (965,191) $ (506,985)
Loss per share - as reported  $       (.07) $     (.04)
Loss per share - pro forma    $       (.07) $     (.04)


The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         December 31,
                                    -----------------------
                                       2000        1999
                                    -----------------------

Expected dividend yield             $    -       $    -
Expected stock price volatility         152%        152%
Risk-free interest rate                 5.5%          5%
Expected life of options             5 years     5 years
                                    -----------------------

The weighted average fair value of options granted during 2000 and 1999 are $.17 and $.06, respectively.


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------




11. Stock-Based Compensation
Continued

The following table summarized information about fixed stock options outstanding at December 31, 2000:


                      Options Outstanding          Options Exercisable
-----------------------------------------------------------------------------
                         Weighted
                          Average
             Number     Remaining      Weighted    Number      Weighted
Range of   Outstanding  Contractual    Average   Exercisable   Average
Exercise       at          Life        Exercise      at        Exercise
 Prices     12/31/00     (Years)        Price     12/31/00      Price
-----------------------------------------------------------------------------

$   .25     350,000       4.50       $    .25         -        $   -
   4.50      52,500       1.30           4.50      52,500         4.50
    .10      45,000       3.66            .10      45,000          .10
-----------------------------------------------------------------------------

$.10-4.50   447,500       4.04       $.10-4.50     97,500      $  3.37
=============================================================================



12. Significant Customers
The Company has two customers whose sales exceed 10% of total revenues. Sales to
these   customers  for  the  years  ended   December  31,  2000  and  1999  were
approximately as follows:


                                  2000        1999
                              ------------------------

Customer A                    $  2,631,000  $  474,000

Customer B                    $  1,285,000  $1,265,000


13. Segment Information
The Company operates in two business segments: 1) Oil and gas refining and distribution; 2) Used oil refining.

The following tables represent financial information by business segment for years ended December 31, 2000 and 1999.


2000             Oil and Gas       Used Oil       Corporate      Consolidated
-------------------------------------------------------------------------------

Revenue             $6,309,995      $ 106,926     $    -           $6,416,921
Direct costs         5,191,301         83,949          -            5,275,250
Operating expenses   1,018,788        206,019       495,766         1,720,573
Identifiable assets  3,584,962        458,774       639,355         4,683,091
Capital expenditures   268,196           -             -              268,196
Depreciation and
  amortization         531,789        149,672        46,273           727,734


------------------------------------------------------------------------------

                              Notes to Consolidated Financial Statements
                                    Continued

------------------------------------------------------------------------------



13.
Segment Information
Continued

1999                Oil and Gas    Used Oil       Corporate        Consolidated
-------------------------------------------------------------------------------

Revenue              $3,826,723  $  68,000       $   4,080        $ 3,898,803
Direct costs          2,259,241     75,107             -            2,334,348
Operating expenses      973,440    297,393         494,603          1,765,436
Identifiable assets   3,872,415    602,329         682,641          5,157,385
Capital expenditures    309,945      9,072             -              319,017
Depreciation and
  amortization          362,998    294,636          56,247            713,881


14. Profit Sharing Plan
The Company has a defined contribution retirement plan. Employees who work at least 1,000 hours during a year and are over age 21 are eligible to participate. Employees may contribute up to fifteen percent of their annual compensation subject to regulatory limitations. The Company also contributes a discretionary amount on behalf of the participating employees. The Company made contributions of $141 and $356 for the years ended December 31, 2000 and 1999, respectively.


15. Fair Value of Financial Instruments
None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.


16. Contingency
The Company has certain agreements related to construction of used oil refinery plants and sale of used oil refining technology. The contracts include certain guarantees of performance by the plants and the sold technology. Should the guarantees of performance not be met, the contracts provide for certain concessions to be made by the Company.




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

                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

    Name                         Age       Position

    Michael R. Williams           48       Director/Chairman/CEO/President

    Mark W. Holland               43       Director/Chief Financial Officer

    Laurie Evans                  35       Director/Vice President of Marketing
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

                       SUMMARY COMPENSATION TABLE


                       SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                                       -----------------------------------
                                          Annual Compensation               Awards             Payouts
                                      ----------------------------     ---------------------------------------------
(a)                      (b)        (c)         (d)       (e)         (f)          (g)         (h)         (i)
                                                          Other                                            All
Name and                                                  Annual        Restrict    Options/    LTIP       Other
Principal                           ($)         ($)       Compen-       Stock       SAR's       Payouts    Compen-
Postition                Year       Salary      Bonus     sation($)     Awards($)   (#)         ($)        sation($)
--------------------------------------------------------------------------------------------------------------------
Michael R. Williams      2000      $143,983    $-0-      $-0-      $-0-               -0-       $-0-       $-0-
  President, CEO         1999      $143,536    $-0-      $-0-      $157,500(1(2)    7,500(1)    $-0-       $-0-
  Chairman               1998      $125,000    $-0-      $-0-      $-0-             7,500(1)    $-0-       $-0-
--------------------------------------------------------------------------------------------------------------------





(1) According to the Company's 1994 Officers and Directors Stock Option Plan which was approved by the Company's shareholders on May 10, 1994, Mr. Williams was granted 7,500 shares of the Company common stock on March 1, 1998 at a price of $4.50 and 7,500 shares of the Company common stock on March 1, 1999 and 2000 at a price of $.10.

(2)  On July 11, 2000,  Mr.  Williams was granted  150,000 shares of the Company
     common  stock.   The  options   granted  were  approved  by  the  Company's
     shareholders on August 18, 2000.

     The Company provides health and life insurance to its employees, including its officers and certain directors.


Stock Options Granted During 2000
      The following table provides information on grants of stock options during 2000 he persons named in the Summary Compensation Table above.

                   OPTION GRANTS IN 2000 -INDIVIDUAL GRANTS
-------------------------------------------------------------------------------
        (a)               (b)            (c)          (d)            (e)
-------------------------------------------------------------------------------
                                      % of Total
                                      Options        Exercise
                        Options       Granted to      or Base
                        Granted       Employees       Price        Expiration
        Name              (#)            in           ($/Sh)          Date
                                      Fiscal Year
-------------------------------------------------------------------------------
 Michael R. Williams     7,500            2.%         $.10           3/1/05

 Michael R. Williams    150,000         40.2%         $.25          7/11/05
-------------------------------------------------------------------------------

Option Values at December 31, 2000

      No options were exercised during 2000 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 2000 owned by the people named in the Summary Compensation Table above.

                         AGGREGATE OPTION EXERCISED IN 2000
                           AND YEAR-END 2000 OPTION VALUES
-----------------------------------------------------------------------------------------------------------------
        (a)               (b)            (c)                   (d)                             (e)
-----------------------------------------------------------------------------------------------------------------
                                                           Number of                   Value of Unexercised
                                                     Unexercised Options at          In-the-Money Options at
                                                       Year End 2000 (#)               Year End 2000 ($)(1)
                         Shares
                       Acquired on      Value
        Name            Exercise       Realized    Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------

Michael R. Williams       -0-            -0-         187,500           -0-         $ -0-                -0-

------------------------------------------------------------------------------------------------------------------


(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 2000 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock obtained by a licensed stock broker on December 31, 2000 ($0.045).

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



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 15, 2001 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name and Address                                                 Percentage
of Beneficial Owner                 Shares Owned(1)                 Owned
-------------------------           ---------------              ----------
Michael R. Williams(2)(3)              2,853,006                   19.66%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Maurice D. Sabbah(4)                   2,052,666                   14.14%
c/o Fortress RE
262 East Morehead St.
PO Box 700
Burlington, NC  27216

Mark W. Holland(2)(5)                    365,554                    2.52%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Laurie Evans(2)(6)                        72,500                     .49%
777 North 1570 West
Pleasant Grove, Utah  84062

All Officers and Directors             3,291,060                   22.68%
as a Group (3 persons)

Total Shares Issued and               14,513,552                     100%
Outstanding(1)

      (1)As of March 20, 2001 there were 14,066,052 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 447,500 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 14,513,552 shares issued and outstanding.

      (2) These individuals are the officers and directors of the Company.

      (3) Mr. Williams is a Director and the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,561,056 beneficially owned, 104,450 shares owned by his minor children and 187,500 shares issuable upon the exercise of currently exercisable options.,

      (4) Includes 2,052,666 shares which are owned directly by Mr. Sabbah. The number of shares indicated excludes 29,000 shares owned by Mr. Sabbahs daughter and 25,000 shares owned by Mr. Sabbahs wife, as to both of which Mr. Sabbah disclaims beneficial ownership.

      (5) Mr. Holland is Director and Chief Financial Officer of the Company. The number of shares indicated as owned by Mr. Holland includes 178,054 directly owned by Mr. Holland and 1 87,500 shares which may be issued upon the exercise of a currently exercisable stock option.

      (6) Mrs. Evans is Director and Vice President of Marketing for Interline Energy Services. The number of shares indicated as owned by Mrs. Evans includes 0 directly owned by Mrs. Evans and72,500 shares which may be issued upon the exercise of a currently exercisable stock option.

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

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 7% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 2000 was as follows:

                                    Total Amount            Unpaid as of
      Lender                        of Loans                  12/31/00
      ------                        ----------              ------------
      Michael R. Williams           $89,519                  $  -0-
      Timothy G. Williams           $19,000                  $14,049
      Gearle D. Brooks              $79,985                  $15,432

      As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 2000 was as follows:

                                    Total Amount            Unpaid as of
            Lender                    of Loans                12/31/00
-------------------------------------------------------------------------------
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

       The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000 (the Company did not make the first two installments - see below); $1,000,000 on September 22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sale of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sale the note was reduced to $3,595,920.

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


      Under the new trust deed note, (see new terms of trust deed above) the Company is obligated to pay this major creditor $750,000 by September 22, 1999 and $1,000,000 by September 22, 2000. As of March 24, 2001, the Company has not paid the first two principal payments due under the trust note. The Company also did not pay the December 22, 2000 interest ($93,554) and the March 22, 2001 interest ($93,554). As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($750,000 and $1,000,000) or the total ($3,595,920) due under the note.

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

      B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

Exhibits to Form 10-KSB/A
                                                                  Sequentially
Exhibit                                                            Numbered
Number                        Exhibit                                Page
---------         --------------------------------------------   --------------

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

Dated: March 26, 2001               INTERLINE RESOURCES CORPORATION


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

            Date              Title             Signature

      March 26, 2001          CEO/President     /s/ Michael R. Williams
                                                -----------------------------
                              and Director      Michael R. Williams

      March 26, 2001          Director/         /s/ Laurie Evans
                              Secretary         Laurie Evans