Form 10QSB
period 2001-03-31
INTERLINE RESOURCES CORP
filed 2001-05-30
CIK 841533

---------------------------------------------------------------------
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 2001
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
                       -------------------------------
      (Exact name of small business issuer as specified in its charter)

        Utah                                                     87-0461653
-------------------------------                  -------------------------------
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

Common stock outstanding at March 26, 2001 - 14,066,052 shares of $.005 par value Common stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                       Page

            Condensed Consolidated Balance Sheet at March 31, 2001      5

            Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2001 and 2000                  7

            Condensed Consolidated Statements of Cash Flows for
            three months ended March 31, 2001 and 2000                  8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10



PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                           20

Item 2      Changes in the Securities                                   21

Item 3      Defaults Upon Senior Securities                             21

Item 4      Submission of Matters to a Vote of Security Holders         22

Item 5      Other Information                                           22

Item 6(a)   Exhibits                                                    22

Item 6(b)   Reports on Form 8-K                                         22

            Signatures                                                  23

                 FORWARD LOOKING INFORMATION AND RISK FACTORS


     Interline Resources Corporation (the ?Company?) or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operation, press release and filings with the Securities and Exchange Commission, regarding estimated future net revenues from operations, planned capital expenditures (including the amount and nature thereof), the effects of the Company's prior Bankruptcy proceeding, the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. These statements are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance.

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

                                March 31, 2001






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

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of March 31, 2001, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)


                                                              March 31,
                                                                2001

Assets

Currrent assets:
     Cash and cash equivalents                              $   438,765
     Accounts receivable - trade                                544,479
     Inventories                                                 46,497
     Other current assets                                        23,099
                                                            -------------

          Total current assets                                1,052,840

Property, plant and equipment                                 6,722,317
Accumulated depreciation and depletion                       (3,538,958)
                                                            ------------

          Net property, plant & equipment                     3,183,359

Technology and marketing rights                                 390,714
                                                            ------------

               Total assets                                 $ 4,626,913
                                                            ============













The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                       March 31,
                                                           2001

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                 $    518,286
     Accrued liabilities                                   350,999
     Note payable, related party                         3,595,920
     Current portion of long-term debt                     276,328
                                                      ------------

          Total current liabilities                      4,741,533
                                                      ------------

Long-term debt less current maturities                     439,507
                                                      ------------

          Total liabilities                              5,181,040

Stockholders' equity:
     Preferred stock - $.01 par value.  25,000,000
       shares authorized; 1,000,000 series A shares
       authorized; 0 series A shares issued and o/s             -
     Common stock - $.005 par value.  100,000,000
       shares authorized; 14,066,052 shares
       outstanding at March 31, 2001                       70,330
     Additional paid-in capital                         9,209,058
     Retained earnings                                 (9,833,515
                                                      -----------

            Total stockholders' equity                   (554,127)
                                                      -----------

            Total liabilities & stockholders' equity  $ 4,626,913
                                                      ===========







The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                                 (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                   -----------------------------
                                                        2001           2000
                                                   --------------  -------------

Revenue                                            $   1,271,530   $  1,316,803

Direct costs                                             820,836        825,144
                                                   --------------  -------------

Gross margin                                             450,694        491,659

Selling, general and administrative expenses             256,262        258,509
Research and development                                   1,730          7,128
Depreciation, depletion and amortization                 212,059        184,617
                                                   --------------  -------------

Income (loss) from operations                            (19,357)        41,405

Other income (expnese) net
     Interest income (expense)                           (13,976)       (17,082)
     Interest expense, related party                     (94,654)       (76,619)
     Gain from sale of assets                                  -              -
                                                   --------------  -------------

Net income (loss) before income taxes              $    (127,987)  $    (52,296)

Income tax benefit
     Current                                                   -              -
     Deferred                                                  -              -
                                                   --------------  -------------

Net income (loss)                                  $    (127,987)  $    (52,296)
                                                   ==============  =============

Income (loss) per common share -
  basic and diluted                                $       (0.01)  $      (0.00)
                                                   ==============  =============

Weighted average shares - basic and diluted           14,066,052     14,066,052
                                                   ==============  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                           2001         2000
                                                       ------------  -----------

Cash flows from operating activities:
  Net income (loss)                                    $  (127,997)  $  (52,296)
  Adjustment to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation, depletion and amortizatio              212,059      184,617
      Gain on disposal of asset                                  -            -
      (Increase) decrease in:
        Accounts receivable                                 (1,682)      28,043
        Inventories                                         27,113        5,433
        Other current assets                                (5,576)       4,916
        Note receivable                                          0       77,500
      Increase (decrease) in:
        Accounts payable                                   (14,505)     100,560
        Accrued liabilities                                122,433       21,128
        Deferred income
                                                       ------------  -----------

          Net cash provided (used) by operating            211,855      369,901

Cash flows from investing activities:
  Purchase of property, plant & equipment                        0     (102,710)
                                                       ------------  -----------

  Net cash used in investing activities                          0     (102,710)










The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                           2001          2000
                                                      -------------  -----------

Cash flows from financing activities:
     Proceeds from debt obligations                                      72,600
     Payment on long-term debt                             (36,119)     (35,389)
                                                      -------------  -----------

     Net cash provided (used) by financing activities      (36,119)      37,211
                                                      -------------  -----------

Net increase (decrease) in cash                            175,736      304,402

Cash, beginning of period                                  263,029      255,735
                                                      -------------  -----------

Cash, end of period                                     $  438,765   $  560,137
                                                      =============  ===========






















The accompanying notes are an integral part of these consolidated condensed financial statements.

                               PART 1 - ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

     Interline Resources Corporation (the Company), is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Alpine, Utah 84004, telephone (801) 756-3031. The Company's current operating subsidiaries are (1) Interline Energy Services, Inc. ("Interline Energy") a Wyoming corporation which manages the Company's oil and gas operations located in Wyoming which consist of natural gas gathering, natural gas processing, over the road NGL truck transportation and oil well production. and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.

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

     At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company also enters into agreements for fractionation of liquids for others on a fee basis. The plant processed and fractionated a total of 78,584 gallons a day of natural gas liquids for the three months ended March 31, 2001, compared to 107,989 gallons a day for the three months ended March 31, 2000. Of the total gallons fractionated and processed, 3,717 gallons per day was for the Company and 74,867 gallons per day for others during 2001, as compared to 8,930 and 99,059 gallons per day respectively for the three months ended March 31, 2000.

Merit (formerly Amoco) Agreement
     During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs located at its Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). The initial six (6) year term of the agreement was to expire on June 1, 2000. By agreement of the Parties, however, the contract was extended through May 31, 2001. The Company is currently negotiating with Merit to replace the Agreement. The terms which may be reflected in any replacement contract have not yet been determined. The Merit agreement is the largest liquids contract the Company has. To serve Merit's processing requirements, the Company made modifications to the Well Draw Gas Plant to increase its processing capacity from 90,000 to approximately 150,000 gallons per day. The Company also constructed an amine treating unit to reduce sulfur concentrations of the NGLs at the Bairoil, Wyoming plant where the NGLs are collected. During the three months ended March 31, 2001, the Company processed an average of 40,976 gallons per day of Merit liquids compared to 47,265 gallons per day for the three months ended March 31, 2000. The Merit contract accounted for 52.14% of the total NGLs processed for the 2001 period compared with 43.77% for 1999.

Kinder Morgan (formerly KN Gas Gathering) Agreement
     During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchase by Kinder Morgan ("KM"). During the three months ended March 31, 2001, the Company processed an average of 19,405 gallons per day of NGLs under the KM contract compared to 45,613 gallons per day for the same period in 2000. The KM contract accounted for 24.69% of the total NGLs processed by the plant for the three months ended March 31, 2001, compared to 42.24% of the total NGLs process for the three months ended March 31, 2000.

Conoco Pipeline
     The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 52,840 barrels of oil during the three months ended March 31,2001, compared to 60,970 for the three months ended March 31,2000.

Hat Creek Partnership
     The Hat Creek Partnership, of which Interline Energy owns a 20.4% interest, owned working interests in two oil and gas wells "the Hat Creek #2, and CH Federal wells" and a 13 mile gathering line interconnected to the Well Draw Gas Plant. Effective July 1, 1999, the Company sold its interests in the Hat Creek #2 well for the sum of $4,080 to Dakota Oil LLC. Dakota Oil LLC is a company formed and owned in part by Company insiders, to attempt a recompletion of the Dakota producing zone in the Hat Creek #2 well, which if successful, would have provided additional natural gas reserves to the Company's Well Draw Gas Plant. Unfortunately, the recompletion was unsuccessful.

Oil Well Production
     The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended March 31, 2001, the wells produced approximately 1,000 barrels of oil and 1,629 Mcf of natural  gas  compared  to  approximately  1,979 barrels of oil and 3,741 Mcf of natural gas for the three months ended March 31,2000.

NGL Trucking Operations
     The Company's NGLs transportation operation consists of seven tractor-trailer-pup combination units. These units move unprocessed natural gas liquids to Well Draw for fractionation, and takes propane, butane and natural gasoline from Well Draw to various refiner, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable business segment, and believes that our reputation for flexibility and customer service will allow us to maximize opportunities.

     During the three months ended March 31, 2001, the Company's trucks traveled a combined total of 210,604 miles and carried approximately 9 million gallons of raw and finished product compared to 269,173 miles and 12 million gallons of raw and finish product for the quarter ended March 31, 2000.

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

     To date, the Company has constructed or licensed six used oil plants. For full disclosure on each plant, refer to the Company's December 31, 2000, 10-KSB filing.

     Revenues to the Company, from its used oil refining technology can come from five sources: 1) profits made from constructing used oil plants, 2) granting exclusive franchise territories to licensees, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) supplying technology and construction plans along with process consultation services and star-up assistance to customers wishing to construct their own plant (as opposed to the Company supplying a ?turn-key? facility).

     Based on the experiences with the six plants that have been constructed or licensed by the Company, management's current preference is not to perform plant construction services. Further, until the Company improves its financial condition , it is not in a position to take interests in operating plants. Management believes the best way for it to capitalize on the technology is to sell the construction plans for a plant and provide consultation services to the purchaser.

     It has also become evident to management that demanding royalties based on production is, in many situations and countries, difficult. Unless and until the re-refined oil produced in a plant can be sold at prices comparable to base lubricating oils, collecting royalties based on production will be difficult to achieve. This reality has been seen in both Korea, where the royalty was terminated for the first plant, and England where, as described in previous filings, the royalties were reduced and deferred until the plant becomes profitable. The most viable opportunities the Company has identified to employ its technology are in countries where governmental concessions provide economic incentives for collecting and processing used oils.

     Management still believes that there exists economic support for and interest in the used oil refining technology. The Company continues to receive inquiries about its patented process but has become more selective as to potential purchasers. Because of the substantial knowledge Management obtained about the complicated used oil supply and demand picture the Company has become much more active in helping potential customers evaluate the markets in which they would compete.

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

Ecolube, S.A.  -  Madrid, Spain
     On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed and has been operating at approximately 75% of design capacity. Full commissioning and acceptance is expected to be completed during the second quarter of 2001.


Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues For Three Months Ended March 31, 2001 and 2000

     Revenues decreased $45,273, or 3.4%, to $1,271,530 for the three months ended March 31,2001, as compared to $1,316,803 for the three months ended March 31, 2000. The revenue decrease included a $24,075 or 1.9%, increase in oil and gas revenues and a decrease of $69,348 or 100% in used oil refining revenues. The Company's total revenues, on a segment basis, for the three months ended March 31, 2001, and 2000 were as follows:

           Revenues For Three Months Ended March 31, 2001, and 2000


                        2001           %          2000             %

Oil and Gas             $1,271,530     100%       $1,247,455       94.7%
Used Oil                         0     0%         $69,348          5.3%
Refining


Total Revenue           $1,271,530     100%       $1,316,803       100%


Oil and Gas Revenues
     Oil and gas revenues contributed 100% of total revenues for the three months ended March 31, 2001, as compared to a 94.7% for the three months ended March 31, 2000. Revenues increased $24,075 or 1.9% to $1,271,530 for the three months ended March 31, 2001 as compared to $1,247,455 for the three months ended March 31, 2000.

     The increase in oil and gas revenues resulted from an increase of $322,903, or 200.2%, in processing for Merit. This increase was partially offset by decreases of $46,886, or 33.9%, in processing fees for other customers; $19,586, or 25.6%, in oil and gas production; $154,067, or 35.8%, in natural gas liquid
(NGL) product sales; $66,991, or 17.4%, in trucking revenues; $5,751, or 12.7%, in crude oil tariff fees; and, $5,547, or 53.9%, in ?other? revenues.

      The $322,903 or 200.2% increase in processing fees for Merit is attributed to a price increase made effective January 1, 2001. The Company will continue to collect the higher price through the remaining term of the current Merit contract.

     The decrease in processing fees for other customers was mainly attributed to a decrease in the value of NGL's relative to natural gas. During much of the first quarter of 2001 the Btu value of NGL's was lower than the Btu value of natural gas. Where it was possible, many producers elected to leave their NGL's entrained in the natural gas stream rather than extracting them for sale as NGL's. Consequently, the Well Draw Gas Plant plant throughput was substantially lower than during the year earlier period. During the three months ended March 31,2001, the Company processed an average of 74,867 gallons of NGL's per day for third parties compared to 99,059 gallons a day for the three months ended March 31,2000. The same factor also is responsible for the $158,810 decrease in NGL product sales revenue and the $66,991 decrease in trucking revenues. Reduced revenues from the Company's oil and gas production is primarily the result of normal production declines.

     The Company's Oil & Gas Operations revenue for the three months ended March 31, 2001 and 2000 were as follows:

  Oil & Gas Operations Revenue For Three Months Ended March 31, 2001 and 2000
  ---------------------------------------------------------------------------


                                2001       %           2000           %

Liquids (NGL) Sold              $276,882   21.78%      $430,949       34.55%
Fractionation Fees               575,625   45.27%      267,350        21.43%
Transportation Fees              317,872   25.00%      417,121        33.44%
Crude Tariff Fees                 39,365   3.10%       45,116         3.62%
Crude Oil Sold                    32,085   2.52%       54,041         4.33%
Residue Gas Sold                  24,957   1.96%       22,587         1.81%
Other                              4,744   .37%        10,291         .82%


Total Revenue                 $1,271,530   100%        $1,247,455     100%


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

     Used oil refining revenues contributed $0 total revenues for the three month period ended March 31,2001, compared to $69,348 for the comparable period in 2000.

Direct Costs
     Direct costs decreased $4,308, or .52%, to $820,836 for the three months ended March 31, 2001, compared to $825,144 for the three months ended March 31, 2000. As a percent of revenues, direct costs increased to 64.6% for the three months ended March 31, 2001 compared to 62.7% for the three months ended March 31, 2000.

     The $4,308 increase in direct costs was related to the increased costs for natural gas purchased for use as fuel at the Company's Well Draw Plant and higher transportation expenses. These increases were largely offset because there were no direct costs during the current period attributable to used oil refining operations.

Selling, General and Administrative
     Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

     Selling, general and administrative expenses decreased $2,247, or 0.9% to $256,262 for the quarter ended March 31, 2001, compared to $258,509 for the three months ended March 31, 2000.

As a percent of revenues, selling, general and administrative expenses increased to 20.2% for the three months ended March 31, 2001, compared to 19.6% for the three months ended one year earlier.

     The increase in selling, general and administrative expenses was mainly attributed to increases in insurance, utilities and wages which were offset by decreases in legal and outside services, lease costs and travel expenses.

Depreciation and Amortization
     Depreciation and amortization expenses increased $27,442 or 14.9% to $212,059 for the three months ended March 31, 2001, compared to $184,617 for the three months ended March 31, 2000. As a percent of revenues, depreciation and amortization expenses increased to 16.7% for the 2001 period compared to 14.0% for the three months ended March 31, 2000.

Research and Development
     Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

     Research and development expenses decreased $5,398, or 75.7%, to $1,730 for the three months ended March 31, 2001, compared to $7,128 for the three months ended March 31, 2000. As a percent of revenues, research and development expenses decreased to .1% for the quarter ended March 31, 2001, compared to 0.5% for the year earlier period.

Income (Loss) from operations
     Income from operations decreased $60,762, or 146.8%, to a loss of ($19,357) for the three months ended March 31, 2001, compared to a $41,405 income from operations for the three months ended March 31, 2000. The $60,762 decrease in income from operations was attributed to a 3.4% decrease in revenues compounded by a 1.2% increase in total costs.

Other income (expenses)
     Net interest (expense) decreased $3,106, or 18.2%, to $13,976 for the three months ended March 31, 2001, compared to $17,082 for the three months ended March 31, 2000. The net decrease was mainly attributed to lower interest payments during the 2000 period.

     Interest expense to a related party increased $18,035 or 23.5%, to $94,654 for the three months ended March 31, 2001, compared to $76,619 for the three months ended March 31, 2000. This increase in interest expense to a related party was attributed to the Company note agreement with its major creditor. On September 22, of 1999 and 2000, the Company did not pay this major creditor the first and second installments ($750,000 and $1,000,000) due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest from seven percent (7%) to fourteen percent (14%).

Liquidity and Capital Resources
     Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees will be received from the Australia Plant (see Part II - Item 1 ? Legal Proceeding), and the Spanish Plant when commissioning and acceptance is completed. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

     On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000 (the Company did not make the first two installments - see below); $1,000,000 on September 22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing an interest in the Company?s Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

     In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sale of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sale the note was reduced to $3,595,920.

     At the time the plan was confirmed, management believed the Company's cash from the oil and gas operating activities, cash received from the sale of its hydrocarbon refining technology and cash retained under the reorganization plan would be adequate to meet its operating needs in the near term and would provide a plan to meet debt obligations. Certain assumptions where made in the plan of reorganization that the Company would receive cash from the marketing of its hydrocarbon refining technology. Since September 10, 1998 when the Bankruptcy Plan was confirmed, the Company has received $179,006 cash from the marketing of its refining technology.

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

     Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. For the quarter ended March 31, 2001, the Company made no purchases of property, plant or equipment. Management is unaware of any significant future capital expenditures. However the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

     The Company?' net cash provided by operations was $211,287 for the quarter ended March 31, 2001 compared to net cash provided by operations of $369,901 for the period ended March 31, 2000. The net decrease of $158,614 in cash provided by operations for the year ended March 31, 2001 was mainly attributed to a $75,691 increase in the Company's net loss offset by timing differences in collection of accounts receivable and disbursement of accounts payable between quarter ended March 31, 2001 and that ended a year earlier.

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

     The plant was completed and has been operating since August of 1998. Per the purchase agreement, upon completion of the plant the Company is entitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to receive these outstanding sums and to resolve the royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement. On July 19, 2000, the Company filed a claim in the Queensland Supreme Court seeking payment of the royalties due under the License Agreement. The action is currently in the discovery stage.
Item 2. Changes in Securities:
        None
Item 3. Defaults Upon Senior Securities:
     On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 199,8 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the Company did not make this installment - see below); $1,000,000 on September 22, 2000 (the Company did not make this installment - see below); $1,000,000 on September 22, 2001 and $850,000 on September 22, 2002.
The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920.

     Under the new trust deed note, (see new terms of trust deed above) the Company is obligated to pay this major creditor $750,000 by September 22, 1999 and $1,000,000 by September 22, 2000. As of May 15, 2001, the Company has not paid the first two principal payments due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($750,000 and $1,000,000) or the total ($3,595,920) due under the note. As of May 15, 2001, the Company also has not made the required interest payments.

     In an effort to cure the default status with its major creditor, the Company is seeking to sell its Alpine Office Building located in Utah. Also the Company is trying to raise cash from the marketing of it refining technology or raise additional financing through the sale of equity, sale of debt or assets.

If the Company is unable to raise additional cash it may be forced to cease operations and liquidate the assets.

Item 4. Submission of Matters to a Vote of Security Holders:
      None

Item 5. Other Information:
      None

Item 6(a). Exhibits:
      None

Item 6(b) Form 8-K:
      None

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2001                 INTERLINE RESOURCES CORPORATION


                                    By/s/ Michael R. Williams
                                      -----------------------
                                          Michael R. Williams
                                          Chairman of the Board and
                                          Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date              Title             Signature

May 16, 2001      Chairman          /s/ Michael R.  Williams
                  and CEO           ------------------------
                                    Michael R. Williams

May 16, 2001      Director/         /s/ Laurie Evans
                  Secretary         -------------------------
                                    Laurie Evans