Form 10QSB
period 2001-06-30
INTERLINE RESOURCES CORP
filed 2001-08-15
CIK 841533

---------------------------------------------------------------------
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the Periods Ended June 30, 2001
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
                       -------------------------------
      (Exact name of small business issuer as specified in its charter)

                   Utah                                     87-0461653
----------------------------                      ------------------------------
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

Common stock outstanding at June 30, 2001 - 14,066,052 shares of $.005 par value Common stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE
                                 FORM 10-QSB
                       INTERLINE RESOURCES CORPORATION

                              TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                           Page

            Condensed Consolidated Balance Sheet at June 2\30, 2001         5

            Condensed Consolidated Statement of Operations for the
            three and six months ended June 30, 2001 and 2000               7

            Condensed Consolidated Statements of Cash Flows for
            six months ended June 30, 2001 and 2000                         8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   10

Item 3      Notes to Consolidate Financial Statements
            Subsequent Event                                                19

PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                               20

Item 2      Changes in the Securities                                       21

Item 3      Defaults Upon Senior Securities                                 21

Item 4      Submission of Matters to a Vote of Security Hold22s

Item 5      Other Information                                               22

Item 6(a)   Exhibits                                                        22

Item 6(b)   Reports on Form 8-K                                             22

            Signatures                                                      23

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

                             INTERLINE RESOURCES
                                 CORPORATION
                               AND SUBSIDIARIES

                               PART I - ITEM 1
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                June 30, 2001






The condensed financial statements included have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company presumes that the user of this interim financial information has read or has access to the audited financial statements for the preceding fiscal year, 2000, and in that context, this disclosure is adequate for a fair presentation of the Company's financial position.

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of June 30, 2001, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)


                                                                     June 30
                                                                       2001

Assets

Current Assets:
----------------------------------------------------------------- -------------

      Cash & cash equivalents                                      $     57,997
      Accounts receivable - trade                                       853,004
      Inventories                                                        66,203
      Other current assets                                               50,884

           Total current assets                                       1,028,088

----------------------------------------------------------------- -------------

Property, plant & equipment                                           6,723,917
Accumulated depreciation &                                           (3,683,103)
depletion

      Net property, plant &                                           3,040,814
      equipment

Technology and marketing rights                                         355,000


                Total assets                                       $  4,423,902

---------------------------------------------------------------- ==============







The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 (Unaudited)


                                                                    June 30
                                                                      2001

Liabilities & Stockholders' Equity

Current Liabilities:
----------------------------------------------------------------- ------------

    Accounts payable                                              $    536,056
    Accrued liabilities                                                423,312
    Notes payable - related party                                    3,595,920
    Current portion of long-term debt                                  251,604

         Total current liabilities                                   4,806,892
    Long-term debt less current
    portion                                                            414,191

              Total liabilities                                      5,221,083
---------------------------------------------------------------- -------------
Stockholder's Equity
---------------------------------------------------------------- -------------
    Preferred stock - $0.01 par value.
    25,000,000 shares authorized;
    1,000,000 series A shares
    authorized; No "A" shares issued
    or outstanding.

    Common stock - $0.005 par
    value,
         100,000,000 shares
    authorized.                                                         70,330
         14,066,052 shares issued &
                       outstanding

    Additional paid-in capital                                       9,209,058
    Retained earnings                                              (10,076,569)


              Total stockholders' equity                              (797,181)


              Total liabilities and
              stockholder's equity                                 $ 4,423,902

---------------------------------------------------------------- -------------
The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                                     AND SUBSIDIARIES

                      Condensed Consolidated Statement of Operations
                                       (Unaudited)


                                 Three months ended         Six months ended
                                      June 30,                  June 30,
---------------------------- ------------------------- -------------------------
                                 2001         2000         2001         2000
---------------------------- ------------ ------------ ------------ ------------

Revenue                      $ 1,268,224  $ 1,433,693  $ 2,539,754  $ 2,750,496
Direct costs                     920,571    1,214,318    1,741,407    2,039,462
Gross Margin                     347,653      219,375      798,347      711,034
---------------------------- ------------ ------------ ------------ ------------
Selling, general &
  administrative expenses        300,289      225,231      556,551      483,740
Research & development                 -        6,391        1,730       13,519
Depreciation, depletion
  & amortization                 179,859      177,258      391,918      361,875
Loss from operations            (132,495)    (189,505)    (151,852)    (148,100)
---------------------------- ------------ ------------ ------------ ------------
Other income
  Interest income (expense)      (17,005)     (13,860)     (30,981)     (30,942)
  Interest (expense) -
    related party                (93,544)     (75,488)    (188,208)    (152,107)
  Gain from sale of assets             -        1,500            -        1,500
---------------------------- ------------ ------------ ------------ ------------
Net loss before income taxes    (243,054)    (277,353)    (371,041)    (329,649)
---------------------------- ------------ ------------ ------------ ------------
Income taxes
  Current                              -            -            -            -
  Deferred                             -            -            -            -
---------------------------- ------------ ------------ ------------ ------------
Net loss                        (243,054)    (277,353)    (371,041)    (329,649)
============================ ============ ============ ============ ============
Loss per common share -
  basic & diluted                  (0.02)       (0.02)       (0.03)       (0.02)
============================ ============ ============ ============ ============
Weighted average shares -
  basic & diluted             14,066,052   14,066,052   14,066,052   14,066,052
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statement of Cash Fows
                                 (Unaudited)


                                                               Six months ended
                                                                   June 30,
--------------------------------------------------------- ----------------------
Cash flows from operating activities:                         2001        2000
--------------------------------------------------------- ----------- ----------
  Net loss                                                 (371,041)   (329,649)
  Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation, depletion & amortization                391,918     361,875
      Gain on disposal of assets                                  -      (1,500)
      (Increase) decrease in :
        Accounts receivable                                (310,207)   (577,455)
        Inventories                                           7,407       9,527
        Other current assets                                (33,361)     (7,018)
        Note receivable                                           -      77,500
--------------------------------------------------------- ----------- ----------
   Increase (decrease) in:
      Accounts payable                                        3,265     639,771
      Accrued liabilities                                   194,746        (390)
      Net cash provided (used) by operating activites      (117,273)    172,661

--------------------------------------------------------- ----------- ----------
Cash flows from investing activities:
   Proceed from sale of equipment                                 -       1,500
   Purchase of property, plant & equipment                   (1,600)   (141,261)
   Net cash used by investing activities                     (1,600)   (139,761)
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERLINE RESOURCES CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statement of Cash Fows
                                 (Unaudited)


                                                              Six months ended
                                                                  June 30,
-------------------------------------------------------- -----------------------
                                                            2001         2000
Cash flows from financing activities:
------------------------------------------------------- ----------- ------------
  Payment on long-term debt                                (86,159)     (73,920)
  Net cash used by financing activities                    (86,159)     (73,920)
------------------------------------------------------- ----------- ------------
Net (decrease) increase in cash                           (205,032)     (41,020)
------------------------------------------------------- ----------- ------------
Cash, beginning of period                                  263,029      255,735
------------------------------------------------------- ----------- ------------
Cash, end of period                                         57,997      214,715
------------------------------------------------------- ----------- ------------
Cash paid during the period for:
   Interest                                                 36,228       40,912
   Income taxes                                                  -            -
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               PART 1 - ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

     Interline Resources Corporation (the Company), is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Alpine, Utah 84004, telephone (801) 756- 3031. The Company's current operating subsidiaries are (1) Interline Energy Services, Inc. ("Interline Energy") a Wyoming corporation which manages the Company's oil and gas operations located in Wyoming which consist of natural gas gathering, natural gas processing, over the road NGL truck transportation and oil well production. and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.

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

     At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company also enters into agreements for fractionation of liquids for others on a fee basis. The plant processed and fractionated a total of 75,617 gallons a day of natural gas liquids for the three months ended June 30, 2001, compared to 101,067 gallons a day for the three months ended June 30, 2000. Of the total gallons fractionated and processed, 6,763 gallons per day was for the Company and 68,854 gallons per day for others during 2001, as compared to 11,531 and 89,536 gallons per day respectively for the three months ended June 30, 2000.

Merit (formerly Amoco) Agreement
     During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs located at its Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). Merit is the largest product supplier for the Company's Well Draw Gas Plant. Effective June 1, 2001, the Company entered into a new service agreement to transport, sweeten and fractionate natural gas liquids for Merit through March 31, 2002. The commitment of Merit's product under the new contract is expected to permit stable and efficient operation of the Plant through the term of the contract. During the three months ended June 30, 2001, the Company processed an average of 55,274 gallons per day of Merit liquids compared to 51,961 gallons per day for the three months ended June 30, 2000. The Merit contract accounted for 73.09% of the total NGLs processed for the 2001 period compared with 47.03% for 2000

Kinder Morgan (formerly KN Gas Gathering) Agreement
     During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchase by Kinder Morgan ("KM"). During the three months ended June 30, 2001, the Company processed an average of 13,580 gallons per day of NGLs under the KM contract compared to 37,574 gallons per day for the same period in 2000. The KM contract accounted for 17.95% of the total NGLs processed by the plant for the three months ended June 30, 2001, compared to 37.18% of the total NGLs process for the three months ended June 30, 2000.

Conoco Pipeline
     The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 52,460 barrels of oil during the three months ended June 30,2001, compared to 58,239 for the three months ended June 30,2000.

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

Oil Well Production
     The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended June 30, 2001, the wells produced approximately 1,254 barrels of oil and 1,797 Mcf of natural gas compared to approximately 1,333 barrels of oil and 3,101 Mcf of natural gas for the three months ended June 30, 2000.

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

      During the three months ended June 30, 2001, the Company's trucks traveled a combined total of 247,380 miles and carried approximately 10 million gallons of raw and finished product compared to 229,849 miles and 14 million gallons of raw and finish product for the quarter ended June 30, 2000.

Interline Hydrocarbon - Used Oil Refining.
     In January 1993, the Company acquired certain patent rights to a used oil reprocessing technology from Petroleum Systems Inc., ("PSI"). However, as a result of substantial independent research and development of used oil technologies and processes since 1993, the Company has been able to develop a new process which does not utilize the PSI technology. On May 28, 1998, the Company filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. As a result, on September 10, 1998 the Company reassigned to PSI all of the intellectual rights it obtained from it under the assignment agreement. In making that re-assignment, the Company assigned all rights it had to receive royalties from any plants constructed by the Company which utilized PSI technology.

     To date, the Company has constructed or licensed six used oil plants. For full disclosure on each plant, refer to the Company's December 31, 2000, 10-KSB filing.

     Revenues to the Company, from its used oil refining technology can come from five sources: 1) profits made from constructing used oil plants, 2) granting exclusive franchise territories to licensees, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) supplying technology and construction plans along with process consultation services and star-up assistance to customers wishing to construct their own plant (as opposed to the Company supplying a "turn-key" facility).

     Based on the experiences with the six plants that have been constructed or licensed by theCompany, management's current preference is not to perform plant construction services. Further, until the Company improves its financial condition, it is not in a position to take interests in operating plants. Management believes the best way for it to capitalize on the technology is to sell the construction plans for a plant and provide consultation services to the purchaser.

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

Ecolube, S.A. - Madrid, Spain

On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant has now been constructed and has been operating at approximately 75% of design capacity. Full commissioning and acceptance is expected to be completed early in the third quarter of 2001.

Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues For Three- and Six- Months Ended June 30, 2001 and 2000
-----------------------------------------------------------------------

Revenues decreased $165,469, or 11.5%, to $1,268.224 for the three months ended June 30,2001, as compared to $1,433,693 for the three months ended June 30, 2000. The revenue decrease included a $134,983 or 9.6%, decrease in oil and gas revenues and a decrease of $30,486 or 100% in used oil refining revenues. The Company's total revenues, on a segment basis, for the three months ended June 30, 2001, and 2000 were as follows:

      Revenues For Three- and Six- Months Ended June 30, 2001, and 2000
      -----------------------------------------------------------------
                      3 Months Ended June 30         6 Months Ended June 30
----------------- ------------------------------ -------------------------------
                     2001     %     2000      %      2001    %       2000    %
----------------- ---------- --- ---------- ---- ---------- --- ---------- -----
Oil and Gas       $1,268,224 100 $1,403,207 97.9 $2,539,754 100 $2,650,662 96.4
Used Oil Refining          -   -    $30,486  2.1          -   -    $99,834  3.6

Total Revenue     $1,268,224 100 $1,433,693 100  $2,539,754 100 $2,750,496 100
----------------- ---------- --- ---------- ---- ---------- --- ---------- -----

Oil and Gas Revenues

Oil and gas revenues contributed 100% of total revenues for the three- and six-months ended June 30, 2001, as compared to a 97.9% for the three months and 96.4% for the six months ended June 30, 2000. Revenues decreased $134,983 or 9.6% for the Quarter ended June 30 and $210,742 or 7.7% for the six months ended on that date.

The decrease in oil and gas revenues for the quarter resulted from a 25% decrease in processing volumes during 2001 when compared to 2000 period. This decrease was partially offset by a 6%, increase in the quantity of liquids processed for Merit and a 96% increase in the unit rate paid by Merit for processing. For the half-year the decrease in oil and gas revenues is attributable to the substantial elimination of the purchase of liquids for resale by the Company, which action was offset by a significant increase in the rate collected for fractionation at the Plant.

The Company attributes the decrease in first half and second quarter throughput in 2001 compared to the prior year period to comparative "softness" in the price of NGL's relative to natural gas during January through April and to weakness in the local markets for NGL's compared to those at Conway, Kansas and Borger, Texas during May and June. In addition to these factors, during the 2001 periods the Company materially reduced the quantity of NGL's purchased and sold by the company. This reduction was prompted by reduction in the quantity of liquids available for purchase during the period and substantially lower margins which could be derived from such activity.

The Company's Oil & Gas Operations revenue for the three months ended June 30, 2001 and 2000 were as follows:

Oil & Gas Operations Revenue For Three- and Six- Months Ended June 30, 2001
and 2000
--------------------------------------------------------------------------------
                        3 Months Ended June 30         - Months Ended June 30
------------------ -------------------------------- ----------------------------
                      2001      %    2000      %     2001      %   2000       %
                      ----           ----            ----          ----
Liquids (NGL) Sold   $381,268 30.1  $668,118  47.6   $658,150     $1,099,067
Fractionation Fees   $452,649 35.7  $298,760  21.3 $1,028,274       $566,110
Transportation Fees  $351,238 27.7  $335,399  23.9   $669,110       $752,520
Crude Tariff Fees     $39,049  3.1   $43,097   3.1    $78,410        $88,213
Crude Oil Sold        $33,932  2.7   $42,530  30.3    $66,017        $96,563
Residue Gas Sold       $6,043  0.5   $15,303   1.1    $31,000        $37,890
Other                  $4,045  0.3        $0   0.0     $8,789        $10,299
                     --------       --------        ---------     ----------
Total Revenue      $1,268,224 100 $1,403,207  100  $2,539,754 100 $2,650,662 100
                   ==========     ==========       ==========     ==========

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

Used oil refining revenues contributed $0 total revenues for the three- and six-month periods ended June 30, 2001, compared to $30,486 for the three month and $99,834 for the six month period in 2000.

Direct Costs

Direct costs decreased $193,227, or 24.2%, to $920,571 for the three months ended June 30, 2001, compared to $1,214,318 for the three months ended June 30, 2000. As a percent of revenues, direct costs decreased to 72.6% for the three months ended June 30, 2001 compared to 84.7% for the three months ended June 30, 2000. For the six months ending June 30 of 2001 and 2000 direct costs decreased $298,055 to $1,741,407 in 2001 compared to $2,039,462 for 2000. The 2001 figure represents 68.6% of total revenues for the half year compared to 74.1% for the same period in 2000.

The decrease in direct costs resulted from the reduction in the purchase of natural gas liquids for processing at the Company's Well Draw Plant.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

Selling, general and administrative expenses increased $75,058, or 33.3% for the quarter ended June 30, 2001, and $72,811, or 15% for the six months then ended compared to the year earlier periods. As a percent of revenues, selling, general and administrative expenses increased to 23.7% for the three months and 21.9% for the six months ended June 30, 2001, compared to 15.7% for the three months and 17.6% for the six months ended one year earlier.

The increase in selling, general and administrative expenses was mainly attributed to increases in insurance, utilities, business development and labor costs.

Depreciation and Amortization

Depreciation and amortization expenses increased $2,601 or 1.5% for the three months ended June 30, 2001, and $30,043, or 8.3% for the half-year then ended. As a percent of revenues, depreciation and amortization expenses increased to 16.7% and 15.4% for the 2001 three- and six- month periods compared to 14.0% and 13.2% for the comparable 2000 periods.

Research and Development

Research and development expenses are mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will incur research and development expenses over time as it continues to develop its used oil refining technology.

Research and development expenses decreased 100%, to $0, for the three months ended June 30, 2001, compared to $6,391 for the three months ended June 30, 2000 and 87.2% to $1,730 from $13,519 for the six months then ended. As a percent of revenues, research and development expenses decreased to 0.0% and 0/1% for the three and six month periods ended June 30, 2001, compared to 0.4% and 0.5% for the year earlier periods.

Income (Loss) from operations

Loss from operations decreased $57,010, or 30.1%,for the three months ended June 30, 2001, but increased $3,752 for the half year then ended when compared to the year earlier periods.

Other income (expenses)

Net interest expense increased $21,201 or 23.7% for the three months ended June 30, 2001, and $36,101 (also 23.7%) for the six months ended June 30, 2000. The increases were mainly attributed to higher interest payments to the Company's major creditor during the 2000 period.

The company's major creditor is a related party with whom the Company signed a secured note in the amount of $3,595,920. On September 22, of 1999 and 2000, the Company did not pay this major creditor the first and second installments ($750,000 and $1,000,000) due under the note. As a result, the Company is currently in default under the note. Pursuant to the terms of the note, In the event of default any installments not paid when due shall bear an increase in interest from seven percent (7%) to fourteen percent (14%).

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

The Company has not paid the first two principal payments due under the September 22, 1998, trust note. The Company also did not pay interest installments ($93,554) due December 22, 2000, March 22, 2001 and June 22, 2001. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($750,000 and $1,000,000) or the total ($3,595,920) due under the note.

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

Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. For the quarter ended June 30, 2001, the Company spent $1,600 to purchase improved software for its chromatograph at the Well Draw Plant. Management is unaware of any significant future capital expenditures. However the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. At present these activities are being performed by current Company employees and part time contract consultants.

The Company's net cash used in the Company's operations was $117,273 for the six months ended June 30, 2001 compared to net cash provided by operations of $172,661 for the period ended June 30, 2000. The net decrease of $289,934 in cash provided by operations for the half-year ended June 30, 2001 was mainly attributed to a $41,392 increase in the Company's net loss, and material differences in the collection of accounts receivable and disbursement of accounts payable between the period ended June 30, 2001 and that ended a year earlier.

PART 1 - ITEM 3.

                Notes to The Consolidated Financial Statements

Subsequent Event: The Company has entered into a non-binding Memorandum of Understanding to form a joint venture with a foreign entity. The Company would be required to use its best efforts to raise substantial debt and/or equity financing in exchange for convertible preferred class shares, which shall be convertible into 51% of the joint venture's common shares and would exercise significant control over the joint venture.

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

On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with itsmajor creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 199,8 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999 (the Company did not make this installment - see below); $1,000,000 on September 22, 2000 (the Company did not make this installment - see below); $1,000,000 on September 22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

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

Dated: August 13, 2001              INTERLINE RESOURCES CORPORATION


                                    By  /s/ Michael R. Williams
                                        Michael R. Williams
                                        Chairman of the Board and
                                        Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date              Title             Signature

August 13, 2001   Chairman          /s/ Michael R. Williams
                  & CEO             ------------------------
                                    Michael R. Williams

August 13, 2001   Director/         /s/ B. E. Bergquist
                  President & COO   -------------------------
                                    B. E. Bergquist