Form 10QSB
period 2001-09-30
INTERLINE RESOURCES CORP
filed 2001-11-13
CIK 841533

1

           ---------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Periods Ended September 30, 2001
                                       or
                [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file number 0-18995

                              INTERLINE RESOURCES CORPORATION
                              -------------------------------
             (Exact name of small business issuer as specified in its charter)

           Utah                                        87-0461653
      ------------------                  --------------------------------------
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

Common stock outstanding at September 30, 2001 - 14,066,052 shares of $.005 par value Common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB
                         INTERLINE RESOURCES CORPORATION

                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Unaudited Financial Statements                                  Page

            Condensed Consolidated Balance Sheet at September 30, 2001        5
            Condensed Consolidated Statement of Operations for the
            three and nine months ended September 30, 2001 and 2000           7

            Condensed Consolidated Statements of Cash Flows for
            nine months ended September 30, 2001 and 2000                     8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

Item 3      Notes to Condensed Consolidated Financial Statements              19

PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                                 20

Item 2      Changes in the Securities                                         21

Item 3      Defaults Upon Senior Securities                                   21

Item 4      Submission of Matters to a Vote of Security Holders               22

Item 5      Other Information                                                 22

Item 6(a)   Exhibits                                                          22

Item 6(b)   Reports on Form 8-K                                               22

            Signatures                                                        23

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

                               INTERLINE RESOURCES
                                   CORPORATION
                                AND SUBSIDIARIES

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2001






The condensed consolidated financial statements included have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company presumes that the user of this interim financial information has read or has access to the audited financial statements for the preceding fiscal year, 2000, and in that context, this disclosure is adequate for a fair presentation of the Company's financial position.

In the opinion of the Company, all adjustments consisting of only normal recurring adjustments as of September 30, 2001, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)




                                                 Sept. 30, 2001
                Assets
                Current Assets:
                      Cash & cash equivalents           $54,687
                      Accounts receivable - trade       532,312
                      Inventories                        66,203
                      Other current assets               47,884
                                                         ------

                           Total current assets         701,086

                Property, plant & equipment           6,944,301
                Accumulated depreciation & depletion (3,788,501)
                                                      ---------
                      Net property, plant & equipment 3,155,800


                Technology and marketing rights         319,286
                                                        -------


                                Total assets         $4,176,172
                                                     ==========








   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                   Sept. 30, 2001
                Liabilities & Stockholders'
                Deficit
                Current Liabilities:
                    Accounts payable                 $ 319,915
                    Accrued liabilities                621,458
                    Notes payable - related party    3,595,920
                    Current portion of long-term debt   89,904
                                                        ------
                         Total current liabilities   4,627,197

                    Long-term debt less current
                    portion                            531,161
                                                       -------
                           Total liabilities         5,158,358

                Stockholder's Deficit
                    Preferred stock - $0.01 par value.
                         25,000,000 shares authorized,
                         none issued or outstanding.        --
                    Common stock - $0.005 par
                         value, 100,000,000 shares
                         authorized, 14,066,052 shares
                         issued & outstanding           70,330
                    Additional paid-in capital       9,209,058
                    Accumulated deficit            (10,261,574)
                                                    ----------

                           Total                      (982,186)
                                                       -------
                    stockholders' deficit

                           Total liabilities and
                            stockholders' deficit  $ 4,176,172
                                                   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                       Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                      Three months ended     Nine months ended
                                        September 30,          September 30,
                                       2001       2000        2001       2000
                                       ----       ----        ----       ----

Revenue                              $ 836,445 $ 2,569,504 $3,376,199 $5,320,000
Direct costs                           541,337   2,184,067  2,282,744  4,223,529
                                       -------   ---------  ---------  ---------
Gross Margin                           295,108     385,437  1,093,455  1,096,471

Selling, general & administrative      229,520     245,929    786,071    729,669
Research & development                       -       3,519      1,729     17,038
Depreciation, depletion & amortization 141,111     184,638    533,030    546,513
                                       -------     -------    -------    -------

Loss from operations                  (75,523)    (48,649)  (227,375)  (196,749)

Other income
  Interest income (expense)           (14,668)    (16,154)   (45,649)   (47,096)
  Interest (expense) - related party  (94,814)    (76,054)  (283,022)  (228,161)
  Gain from sale of assets                  -           -          -      1,500
                                      -------     -------   --------    -------

Net loss before income taxes         (185,005)   (140,857)  (556,046)  (470,506)

Income taxes
      Current                                -          -          -          -
      Deferred                               -          -          -          -
                                      -------     -------    -------    -------

Net loss                            ($185,005) ($ 140,857) ($556,046) ($470,506)
                                     ========   =========   ========   ========
Loss per common share - basic
  & diluted                           ($ 0.01)    ($ 0.01)   ($ 0.04)   ($ 0.03)
                                     ========    ========   ========   ========
Weighted average shares - basic
  & diluted                        14,066,052  14,066,052 14,066,052 14,066,052


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                              Nine months ended
                                                                 September 30,
Cash flows from operating activities:                            2001       2000
                                                                 ----       ----

       Net loss                                            ($556,046) ($470,506)
       Adjustment  to  reconcile  net  loss  to  net  cash
       provided by (used in) operating activities:
            Depreciation, depletion & amortization            533,030    546,513
            Gain on disposal of assets                              -    (1,500)
            (Increase) decrease in:
                 Accounts receivable                           10,488    209,454
                 Inventories                                    7,407     22,197
                 Other current assets                        (30,361)    (7,550)

       Increase (decrease) in:
            Accounts payable                                (212,876)    140,946
            Accrued liabilities                               392,892     16,960
                                                             --------    -------
            Net cash provided (used) by operating
             activites                                        144,533    456,514

Cash flows from investing activities:
       Proceeds from sale of equipment                              -      1,500
       Decrease in note receivable                                  -     77,500
       Purchase of property, plant & equipment              (221,984)  (156,860)
                                                            ---------  ---------
       Net cash used by investing activities               ($221,984) ($ 77,860)





The accompanying notes are an integral part of these condensed consolidated financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)







                                                              Nine months ended
                                                                 September 30,
                                                                2001        2000

Cash flows from financing activities:
        Payment on long-term debt                          (130,889)  (117, 149)
                                                           ---------  ----------
        Net cash used by financing activities              (130,889)   (117,149)

Net (decrease) increase in cash                            (208,342)     261,505

Cash, beginning of period                                    263,029     255,735
                                                             -------     -------

Cash, end of period                                       $ 54,687     $ 517,240
                                                          ==========   =========






The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Well Draw Gas Plant

     The Well Draw Gas Plant (the "Plant") is a natural gas liquids (NGLs) processing plant with capacity of 150,000 gallons per day. The Plant separates commingled NGLs into commercial grade propane, butane and natural gasoline. As part of the Plant system, the Company owns a natural gas gathering pipeline system. The gathering system is connected to the Well Draw Gas Plant and supplies a small percentage of liquids for the Plant. Most of the NGLs processed at the Plant are produced in and trucked from outside sources.

     On August 11, 2001 a fire erupted at the Plant, causing substantial property damage. The Company has been unable to fractionate NGLs since the fire but has provided liquid treating and injection services for a reduced product volume continuously since the fire. The Company maintains property insurance on all its facilities and expects the cost of repairing the plant to be fully covered by insurance proceeds. The Company is rebuilding the Plant as expeditiously as practical and expects to resume normal operations in early December 2001.

     Under normal operations the Company buys mixed liquids from a variety of sources, transports them to the Plant, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company also enters into agreements for fractionation of liquids for others on a fee basis. The plant processed a total of 61,077 gallons a day of natural gas liquids for the three months ended September 30, 2001, compared to 99,781 gallons a day for the three months ended September 30, 2000. Of the total gallons fractionated and processed, 10,632 gallons per day was for the Company and 50,444 gallons per day for others during 2001, as compared to 28,235 and 71,546 gallons per day respectively for the three months ended September 30, 2000.

Merit Energy Company Agreement

     Effective June 1, 2001, the Company entered into a new service agreement to transport, sweeten and fractionate natural gas liquids for Merit Energy Company (Merit) through March 31, 2002. The commitment of Merit's product under the new contract was expected to permit stable and efficient operation of the Plant through the term of the contract. However, the Plant fire has prevented the Company from providing all of the service contemplated by the June 1 agreement and the Company has agreed to collect a reduced fee from Merit until the plant returns to normal operation. During the three months ended September 30, 2001, the Company processed an average of 33,288 gallons per day of Merit liquids compared to 40,151 gallons per day for the three months ended September 30, 2000. The Merit contract accounted for 54.50% of the total NGLs processed for the 2001 period compared with 40.24% for 2000

Kinder Morgan (formerly KN Gas Gathering) Agreement

     During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month to month basis. On October 7, 1999, all assets of KNGG was purchase by Kinder Morgan Inc. ("KM"). During the three months ended September 30, 2001, the Company processed an average of 18,197 gallons per day of NGLs under the KM contract compared to 20,770 gallons per day for the same period in 2000. The KM contract accounted for 29.79% of the total NGLs processed by the plant for the three months ended September 30, 2001, compared to 20.82% of the total NGLs process for the three months ended September 30, 2000.

Conoco Pipeline

     The Conoco Pipeline, purchased by the Company from Conoco Pipeline Company in January of 1995 is a 180 mile crude gathering and trunk pipeline with associated pumping stations and storage tanks. The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 47,310 barrels of oil during the three months ended September 30, 2001, compared to 53,026 for the three months ended September 30,2000.

Hat Creek Partnership

     The Hat Creek Partnership, of which Interline Energy owns a 20.4% interest, owns a working interests in the Hat Creek #2 well and a 13 mile gathering line interconnected to the Well Draw Gas Plant. This well contributes only incidental revenue to the Company which is reported with "Oil well Production," below.

Oil Well Production

     The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended September 30, 2001, the wells produced approximately 1,163 barrels of oil and 2,135 Mcf of natural gas compared to approximately 1,244 barrels of oil and 2,850 Mcf of natural gas for the three months ended September 30, 2000.

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

     During the three months ended September 30, 2001, the Company's trucks traveled a combined total of 247 thousand miles and carried approximately 10 million gallons of raw and finished product compared to 258 thousand miles and 14 million gallons of raw and finished product for the quarter ended September 30, 2000.

Interline Hydrocarbon - Used Oil Refining.

     In January 1993, the Company acquired certain patent rights to a used oil reprocessing technology from Petroleum Systems Inc., ("PSI"). However, as a result of substantial independent research and development of used oil technologies and processes since 1993, the Company has been able to develop a new process that does not utilize the PSI technology. On May 28, 1998, the Company filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. As a result, on September 10, 1998 the Company reassigned to PSI all the intellectual rights it obtained from it under the assignment agreement. In making that re-assignment, the Company assigned all rights it had to receive royalties from any plants constructed by the Company that utilized PSI technology.

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

     Management has also determined that collecting royalties based on production is sometimes impractical. This reality has been seen in both Korea, where the royalty was terminated for the first plant, and England where, as described in previous filings, the royalties were reduced and deferred until the plant becomes profitable. The most viable opportunities the Company has identified to employ its technology are in countries where governmental concessions provide economic incentives for collecting and processing used oils.

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

Ecolube, S.A. - Madrid, Spain

     On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day waste oil re-refinery in Madrid. Under the agreement, Interline receives a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. By the end of the third quarter 2001 the Ecolube Plant had passed all efficiency tests and appeared to have met all remaining tests for full and final acceptance of the facility.

Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues For Three- and Nine- Months Ended September 30, 2001 and 2000

     Revenues decreased $1,733,059, or 67.4%, to $836,445 for the three months ended September 30, 2001, as compared to $2,569,504 for the three months ended September 30, 2000.

     Revenues For Three- and Nine- Months Ended September 30, 2001, and 2000

                   3 Months Ended September 30   9 Months Ended September 30
                     2001     %     2000     %     2001      %     2000     %
                     ----     -     ----     -     ----      -     ----     -
Oil and Gas       $ 836,445  100 $2,569,504 100 $3,376,199  100 $5,220,166  98
Used Oil Refining         0    0          0   0          0    0     99,834   2
                  ---------  ---  --------- ---  ---------  ---  ---------  --

Total Revenue     $ 836,445  100 $2,569,504 100 $3,376,199  100 $5,320,000 100

Oil and Gas Revenues

     Oil and gas revenues contributed 100% of total revenues for the three- and nine- months ended September 30, 2001, as compared to a 100% for the three months and 98.1% for the nine months ended September 30, 2000. Revenues decreased $1,733,059 or 67% for the Quarter ended September 30 and $1,843,967 or 35% for the nine months ended on that date.

     The decrease in oil and gas revenues for the quarter resulted from a 39% decrease in processing volumes during 2001 when compared to the 2000 period. For the 9 months the decrease in oil and gas revenues is attributable to the substantial elimination of the purchase of liquids for resale by the Company and the reduction in throughput caused by the fire.

     The Company attributes the decrease in throughput in 2001 compared to the prior year period to: 1) comparative "softness" in the price of NGL's relative to natural gas during January through April; 2) weakness in the local markets for NGL's compared to those at Conway, Kansas and Borger, Texas during May and June; and, 3) reduced Plant capacity following the August 11 fire. In addition to these factors, during the 2001 periods the Company materially reduced the quantity of NGL's purchased and sold by the company. This reduction was prompted by reduction in the quantity of liquids available for purchase during the period and substantially lower margins which could be derived from such activity.

     The Company's Oil & Gas Operations revenue for the three months ended September 30, 2001 and 2000 were as follows:

Oil & Gas Operations Revenue For Three- and Nine- Months Ended September 30, 2001 and 2000

                     3 Months Ended September 30   9 Months Ended September 30
                     2001      %      2000     %     2001    %     2000     %
                     ----             ----           ----          ----
Liquids (NGL) Sold  $152,199   18 $1,907,950   74  $810,349  24 $3,007,017  58
Fractionation Fees   249,180   30    194,426    8 1,277,458  38    760,536  15
Transportation Fees  376,563   45    367,097   14 1,045,673  31  1,119,617  21
Crude Tariff Fees     34,578    4     39,239    2   112,988   3    127,452   2
Crude Oil Sold             -    0     37,825    1    66,017   2    134,396   3
Residue Gas Sold      16,936    2     15,476    1    47,936   1     53,366   1
Other                  6,989    1      7,491    0    15,778   1     17,782   0
                   ---------  ---  ---------  ---   ------- ---  --------- ---

Total Revenue       $836,445  100 $2,569,504  100 3,376,199 100 $5,220,166 100


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

     The company did not earn used oil revenue in the nine months ended September 30, 2001.

Direct Costs

     Direct costs decreased $1,642,730, or 75.2%, to $541,337 for the three months ended September 30, 2001, compared to $2,184,067 for the three months ended September 30, 2000. As a percent of revenues, direct costs decreased to 64.7% for the three months ended September 30, 2001 compared to 85.0% for the three months ended September 30, 2000. For the nine months ending September 30 of 2001 and 2000 direct costs decreased $1,940,785 to $2,282,744 in 2001 compared to $4,223,529 for 2000. The 2001 figure represents 67.6% of total revenues for the most recent nine months compared to 79.4% for the same period in 2000.

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

     Selling, general and administrative expenses decreased $16,409, or 6.7% for the quarter ended September 30, 2001, and increased $56,402, or 7.7% for the nine months then ended compared to the year earlier periods. As a percent of revenues, selling, general and administrative expenses increased to 27.4% for the three months and 23.3% for the nine months ended September 30, 2001, compared to 9.6% for the three months and 13.7% for the nine months ended one year earlier.

Depreciation and Amortization

     Depreciation and amortization expenses decreased $43,527 or 23.6% for the three months ended September 30, 2001, and $13,484, or 2.5% for the nine moths then ended. As a percent of revenues, depreciation and amortization expenses increased to 16.9% and 15.8% for the 2001 three- and nine-month periods compared to 7.2% and 10.3% for the comparable 2000 periods.

Research and Development

     Research and development expenses are mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will incur research and development expenses over time as it continues to develop its used oil refining technology. The company did not incur research and development costs during the three months ended September 30, 2001.

 Income (Loss) from operations

     Loss from operations increased $26,874, or 55.2%, for the three months ended September 30, 2001, and increased $30,626 for the nine months then ended when compared to the year earlier periods.

Other income (expenses)

     Net interest expense increased $17,274 or 18.7% for the three months ended September 30, 2001, and $53,414 or 19.4% for the nine months ended September 30, 2000. The increases were mainly attributed to higher interest payments to the Company's major creditor during the 2000 period.

     The company's major creditor is a related party with whom the Company signed a secured note in the amount of $3,595,920. On September 22, of 1999, 2000 and 2001, the Company did not pay this major creditor the installments ($2,750,000 combined) due under the note. As a result, the Company is currently in default under the note. Pursuant to the terms of the note, In the event of default any installments not paid when due shall bear an increase in interest from seven percent (7%) to fourteen percent (14%).

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

     On September 9, 1998, the reorganization plan under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September
22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

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

     The Company has not paid the first three principal payments due under the September 22, 1998, trust note. The Company also did not pay interest installments ($93,554) due December 22, 2000, March 22, 2001, June 22, 2001 and September 22, 2001. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($2,750,000 combined) or the total ($3,595,920) due under the note.

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

     The net cash used by the Company was $208,342 for the nine months ended September 30, 2001 compared to a net cash increase of $261,505 for the period ended September 30, 2000. The net decrease in cash provided by operations for the nine months ended September 30, 2001 was mainly attributed to a $556,046 increase in the Company's accumulated deficit, and material differences in the collection of accounts receivable and disbursement of accounts payable between the period ended September 30, 2001 and that ended a year earlier.

PART 1 - ITEM 3.

                  Notes to The Condensed Consolidated Financial Statements

      None.

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

Item 2. Changes in Securities:

      None

Item 3. Defaults Upon Senior Securities:

     On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999, $1,000,000 on September 22, 2000, $1,000,000 on September
22, 2001 and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

      In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920.

     Under the new trust deed note, (see new terms of trust deed above) the Company is obligated to pay this major creditor $750,000 by September 22, 1999, $1,000,000 by September 22, 2000 and $1,000,000 by September 22, 2001. As of
November 10, 2001, the Company has not paid the principal payments due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default ($2,750,000 combined) or the total ($3,595,920) due under the note. As of November 14, 2001, the Company also has not made the required interest payments.

     In an effort to cure the default status with its major creditor, the Company is trying to raise cash from the marketing of it refining technology or raise additional financing through the sale of equity, sale of debt or assets. If the Company is unable to raise additional cash it may be forced to cease operations and liquidate the assets.

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

Dated: August 13, 2001              INTERLINE RESOURCES CORPORATION


                                    By/s/ Michael R.  Williams
                                      ----------------------------
                                       Michael R. Williams
                                       Chairman of the Board and
                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date              Title             Signature

August 13, 2001   Chairman          /s/ Michael R. Williams
                  & CEO             ------------------------
                                    Michael R. Williams

August 13, 2001   Director/         /s/ B. E. Bergquist
                  President & COO   -------------------------------
                                    B. E. Bergquist