Form 10KSB
period 2001-12-31
INTERLINE RESOURCES CORP
filed 2002-03-29
CIK 841533

------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission file number 0-18995

                       INTERLINE RESOURCES CORPORATION
                       -------------------------------
      (Exact name of small business issuer as specified in its charter)

           Utah                                                 87-0461653
 ------------------------------                             -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Issuer's revenues for the fiscal year ending December 31, 2001 were $4,227,270.

As of March 25, 2002, 14,066,052 shares of the Issuers common stock were issued and outstanding, 9,169,826 of which were held by non-affiliates. As of March 25, 2002, the aggregate market value of shares held by non-affiliates (based upon the closing price) was approximately $1,375,474.

Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements may address future events and conditions concerning, among other things, the company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the

Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE



                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

Interline Resources Corporation (the Company) is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Alpine, Utah 84004, telephone (801) 756-3031. The Company's current operating subsidiaries are: (1) Interline Energy Services, Inc. ("Interline Energy") a Wyoming corporation which manages the Company's oil and gas operations located in Wyoming which consist of natural gas gathering, natural gas processing, natural gas liquids (NGL) transportation by truck, oil transportation by pipeline and oil well production; and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.

Interline Energy Services - Oil and Gas Operations.

The Company has been engaged in the oil and gas industry since 1990, and currently operates in east-central Wyoming near Douglas. The Company's oil and gas operations include the Well Draw Gas Plant, a crude oil gathering pipeline, a 20.4% interest in the Hat Creek Partnership, NGL trucking and four producing oil and gas wells.

Well Draw Gas Plant
     The Well Draw Gas Plant (Well Draw or the Plant) is a 30 MMcfd refrigeration gas processing plant with a 3,500 barrel per day fractionator. On August 11, 2001, a major fire erupted at the Plant resulting in destruction of much of the Well Draw processing and fractionating equipment. Because of the fire the Company was unable to process gas or liquids from August 11 through the end of January 2002. During that time the Company continued to provide liquid treating services and other services at the Plant for a significantly reduced volume. The Company's employees were actively engaged in rebuilding Well Draw following the fire and the Plant was returned to service in early February 2002. The Company expects to recover most of the cost of rebuilding the Plant from insurance proceeds.

     Under normal operations the Plant extracts NGL's from gas gathered to Well Draw through Company owned gas gathering lines. The fractionation process separates the constituent components of these liquids and other NGL's delivered to the Plant by truck into commercial grades of propane, butane and natural gasoline. Most of the liquids processed at Well Draw are trucked from outside sources. During the year ended December 31, 2001, the plant processed an average of 68,673 gallons per day compared to 97,856 gallons per day during the year ended December 31, 2000.

Merit (formerly Amoco) Agreement
     During 1994, the Company entered into a six year contract with Amoco Production Company ("Amoco") to process NGLs produced at Amoco's Baroil Plant located in Wyoming. On December 1, 1999, Amoco Production Company sold its Baroil Plant assets to Merit Energy Company ("Merit"). The Amoco agreement expired on June 1, 2001, but was replaced with a new agreement extending through March 31, 2002. Merit supplies more NGL's to the Plant than any other customer. During the year ended December 31, 2001 the Company processed an average of 38,672 gallons per day of Merit liquids compared to 44,189 gallons per day for the year ended December 31, 2000. The Merit contract accounted for 56.31% of the total NGLs processed for the year ended December 31, 2001 compared to 45.16% for the year ended December 31, 2000.

Kinder Morgan (formerly KN Gas Gathering) Agreement
     During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGLs on a month-to-month basis. On October 7, 1999, KNGG was purchased by Kinder Morgan ("KM"). During the year ended December 31, 2001, the Company processed an average of 15,629 gallons per day of NGLs under the KM contract compared to 33,379 gallons per day for the year ended December 31, 2000. The KM contract accounted for 22.76% of the total NGLs processed at the Plant for the year ended December 31, 2001 compared to 34.11% of the total NGLs processed for the year ended December 31, 2000.

Conoco Pipeline
     In 1995 the Company purchased a 180 mile crude oil pipeline with associated pumping stations and storage tanks from Conoco Pipeline Company (Conoco). The pipeline transports oil from producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 198,242 barrels of oil for year ended December 31, 2001 compared to 223,862 barrels for year ended December 31,2000.

Hat Creek Partnership
     The Hat Creek Partnership, of which Interline Energy owns a 20.4% interest, owned working interests the CH Federal well and a 13 mile gathering line connected to the Company's gas gathering system.

Oil Well Production
     The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. For the year ended December 31, 2001, the wells produced approximately 4,840 barrels of oil and 6,149 Mcf of natural gas compared to approximately 6,194 barrels of oil and 12,186 Mcf of natural gas for the year ended December 31, 2000.

NGL Trucking Operations
     The Company operates seven tractor-trailer-pup combination units that are used to move unprocessed natural gas liquids to Well Draw for fractionation, and to deliver propane, butane and natural gasoline from Well Draw to various refiner, chemical plants, and end-users. When circumstances permit, these trucks also move liquids on a contract basis for third parties. The trucks deliver products in Nebraska, Montana, Utah, Colorado, Kansas and Wyoming. The Company intends to continue to emphasize this profitable operation, and believes that its reputation for flexibility and customer service will allow it to maximize opportunities.

     During the year ended December 31, 2001, the Company's trucks collectively traveled 980,721 miles and carried approximately 42 million gallons of raw and finished product compared to 1,023,038 miles and approximately 45 million gallons of raw and finish product for the year ended December 31, 2000.

Interline Hydrocarbon - Used Oil Refining.
     In January, 1993, the Company acquired certain patent rights to a used oil reprocessing technology from Petroleum Systems Inc., ("PSI"). However, as a result of substantial independent research and development of used oil technologies and processes since 1993, the Company has developed a new process that does not utilize the PSI technology. As a result, on September 10, 1998 the Company reassigned to PSI all the intellectual rights it obtained from PSI. In making that re-assignment, the Company assigned all rights it had to receive royalties from any plants constructed by the Company that utilized PSI technology.

     To date, the Company has constructed or licensed six used oil plants. Of these six, the following installations continue to be of interest to the
Company:

Dukeun Industrial Company - South Korea
     In April 1995, the Company signed an agreement with Dukeun Industrial Company, Ltd. of Seoul, South Korea, to build a 24,000 gallon per day used oil refinery in Seoul. The refinery was constructed by the Company in 1996/97 with installation and start up being completed in July of 1997. In April of 1997 the Company signed a marketing agreement with Dukeun allowing them to be the only company other than Interline to market the Company's technology in South Korea, Japan and China. In exchange for the marketing rights, Dukeun paid the Company $400,000. For every unit the Company sells through Dukeun's marketing efforts, the Company will pay Dukeun a commission of approximately 10 percent of the purchase price of the plant. The term of the marketing agreement is for 10 years. Dukeun has not yet made any sales of the Company's technology. Additionally, an amendment to the original license agreement relieves Dukeun of its obligation to pay a royalty to the Company for this first Dukeun Refinery built in Seoul.

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

     The Company completed construction of the Nationwide plant in August of 1998 and the plant has been operating since that time. Per the purchase agreement, upon completion of the plant the Company is entitled to retention monies in the amount of $186,509 and ongoing royalties of 6 cents per gallon. Since the inception of the startup of the Australian plant, the Company has tried on many occasions to collect these outstanding sums and to resolve royalty issues with Transpacific. These negotiations have not been successful. In February of 2000, the Company hired legal counsel in Australia to pursue money due under the purchase agreement. On July 19, 2000, the Company filed a claim with the Queensland Supreme Court seeking payment of the royalties due under the License Agreement. The action is currently in the discovery stage.

Ecolube, S.A. - Madrid, Spain
     On June 10, 1998 the Company signed an engineering and marketing agreement with Ecolube, S.A., a subsidiary of Sener Engineering of Madrid, Spain. Under the agreement, the Company provided Ecolube with engineering specifications and construction drawings for the building of a 24,000 gallon per day used oil refinery in Madrid. Under the agreement, Interline received a $534,000 engineering and licensing payment and running royalties of $0.0175 on each gallon produced and sold for 10 years. Ecolube has the right to build additional plants in the Iberian Peninsula (Spain and Portugal) for a four year period commencing from the date of plant start up. The Ecolube Plant was put on-line March 20, 2001. Extensive testing and certification of the plant was conducted during 2001 and the plant was accepted and deemed fully operational as of December 31, 2001.

Customers and Markets

     The Company does not refine the oil it produces from its oil and gas operations, but does engage in natural gas liquids processing and fractionation. The Company's production is sold to unaffiliated parties in the area where it is produced. Production is transported by truck and pipeline. Crude oil, condensate and natural gas liquids are sold under short-term contracts at competitive prices based on postings by major purchasers of similar products in the area. Natural gas is sold to major interstate natural gas pipeline companies generally under contracts of one year or less at current (spot) prices.

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

     Both feedstock and finished product markets for used oil refining operations depend on many factors, some of which are the availability of used oil, the demand for various finished products such as base oil, diesel oil and burner fuels and the availability of government supports and incentives. International customers and markets for used oil refining operations differ depending on the location and political climate of each country. Typical finished products from a used oil refinery include base lube stock, industrial lube stock, diesel fuels, other burner fuels and an asphalt modifier.

     The Company's main focus is to license its technology and provide technical services to companies worldwide that have used oil collection services and the desire and ability to market the finished products.

Governmental Regulation

     Interline Energy Services activities are subject to existing federal and state laws and regulations governing natural gas processing, gas gathering and oil and gas production. In general, oil and gas production, natural gas processing and the economics of each are affected by tax law, environmental regulations and other laws and regulations pertaining to the petroleum industry. The Company's crude oil pipeline is subject to utility regulation by the state of Wyoming. Transportation of NGL's are regulated by the U.S. Department of Transportation.

     The following overview is intended to focus only on the regulations of primary concern to the Company and is by no means complete with respect to specific regulatory compliance issues. The following description of certain laws and regulations are, therefore, qualified in their entirety by reference thereto.

     Environmental Regulation. The Company's activities are subject to various federal and state laws and regulations pertaining to all areas of business. These laws and regulations cover the discharge of materials into the environment, or otherwise relate to the protection of the environment. The environmental regulations to which the Company is subject include: (1) exposure to asbestos, regulated by the EPA and OSHA; (2) air quality control, regulated by both the Federal government under the Federal Clean Air Act and the various state Departments of Environmental Quality; (3) regulation of solid and hazardous wastes regulated by the EPA under the Resource Conservation and Recovery Act (RCRA) of 1976; (4) the Federal Clean Water Act which controls the discharge of toxic discharges into surface streams; and (5) the regulation of underground storage tanks and pits under the Subtitle I of the Resources Conservation and Recovery Act.

     The Company's activities are subject to all existing federal and state laws and regulations governing environmental impacts, of which the above are representative. Such laws and regulations may substantially increase operational costs and may prevent or delay the commencement or continuation of a given operation. The Company's management believes that its present operations comply with applicable environmental legislation and regulations, and that such regulations have had no material adverse effect on the Company's operations to date. However, compliance with future regulations may entail significant capital and operating costs over time. As with any industry that is subject to such environmental risks, potential liabilities exist for the Company.

     Transportation Regulation. Transportation of NGLs and associated finished products are regulated by the U.S. Department of Transportation. Among the regulations to which the Company is subject are requirements for the safe loading and operation of equipment, placarding of trucks, detailed maintenance record keeping, insurance, driver training and safety training and record keeping.

     State Regulation of Oil and Gas Production. In all areas where the Company conducts activities there are statutory provisions regulating the production of oil and natural gas. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such provisions may limit the rate at which oil and gas could otherwise be produced from the Company's properties including wells owned by others connected to Company facilities and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Operating Hazards and Uninsured Risks

     The Company's operations are subject to the risks normally incident to the operation of natural gas processing plants, gathering systems, and oil and gas production. Those risks include fires, explosions, pipeline ruptures, pollution and hazardous material releases, equipment malfunction and breakdowns, and operations errors and omissions, any of which could result in damage to or destruction of Company facilities, suspension of operations, or injury to persons or property. Although the Company carries insurance which management believes to be adequate and comparable to that carried by other companies in the same business, the Company is not fully insured against certain of these risks, either because insurance is unavailable, because management elects not to insure due to high premium costs, or because the insurance is not necessary in the judgment of management. The occurrence of an event not fully insured against could have a material adverse effect on the Company's financial position.

Employees

     At March 25, 2002, the Company and its subsidiaries employed 24 full-time employees and 1 part-time employee, compared to 21 full-time employees and 2 part-time employees as of March 26, 2001. From time to time, the Company utilizes the services of consulting geologists, engineers and land men as well as various laborers, operators, truck drivers, tradesmen and mechanics.


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

     Interline Energy Services' Well Draw Gas Plant is located approximately 20 miles north of Douglas, Wyoming. The Plant facilities consist of 17.85 acres of land, four steel buildings, compressors, gas chillers, gas-to-gas exchangers, a de-ethanizer column, fractionating columns, storage tanks, truck weighing scales and scale house and other assets. On August 11, 2001 a fire erupted at the Plant and substantially destroyed the Company's gas processing and fractionation equipment. The loss was insured and the Company spent the period from August 2001 through January 2002 rebuilding the Plant. The rebuilt facility was returned to full service early in February 2002 with approximately the same capacities as existed prior to the fire. The gathering system consists of approximately 251 miles of high and low pressure pipelines, a leased field compressor, and associated chart recorders and wellhead connection meter runs.

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

     The Company's crude oil pipeline system consists of approximately 180 miles of 3, 4, and 6 inch gathering and trunk lines, five pump stations with a total of approximately 50,000 barrels of storage, various pumps for wellhead and mainline movement of crude oil, a three acre site with mainline pumps and several small spare parts storage structures.

     In connection with its NGL trucking activities, Interline Energy Services has seven tractors and ten trailers. Interline also leases (month to month) additional trailers from an outside party.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders of the Company was held on December 21, 2002, at the Company's headquarters in Alpine, Utah. The business conducted at the meeting included the election of directors for the Company and approval of the grant of stock options under the Company's Directors and Office's Stock Option Program.

     The Company's board of directors consists of 3 directors approved by the shareholders of the Company from time to time. The following individuals were elected to serve as directors of the Company from their initial appointment until their resignation or replacement:


Director                      Votes For       Votes Against     Abstentions
Michael R. Williams          12,284,110           4,575          1,777,360
Brice E. Bergquist           12,285,010           3,675          1,777,360
Gearle D. Brooks             12,285,010           3,675          1,777,360

     The shareholders also approved the grant of 350,000 shares of stock to officers of the company pursuant to the Company's Directors and Officers Stock Option Program. The votes in favor of the grant totaled 11,726,256 while those voting against award of the grant totaled 569,170. There were 1,777, 619 shares not voted on this issue.

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

                                           High             Low
            2000

            First Quarter                  $0.11            $0.05
            Second Quarter                 $0.18            $0.06
            Third Quarter                  $0.29            $0.09
            Fourth Quarter                 $0.13            $0.04


            2001

            First Quarter                  $0.16            $0.06
            Second Quarter                 $0.19            $0.05
            Third Quarter                  $0.11            $0.05
            Fourth Quarter                 $0.09            $0.03

            2002

            First Quarter                  $0.21            $0.03

            (Through March 25, 2002)


Record Holders of Common Stock

     The number of record holders of the Registrant's common stock as of March 25, 2002, is 427.

Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business and the retirement of debt.


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

     At the Well Draw Gas Plant ("Well Draw") the Company buys mixed liquids from several different plants, transports them to Well Draw, fractionates the liquids into commercial propane, butane, and natural gasoline, and re-markets these products for its own account. The Company also enters into agreements for fractionation of liquids from others on a fee basis, including the Merit contract and others. The plant processed and fractionated a total of 68,673 gallons a day of natural gas liquids for the year ended December 31, 2001 compared to 97,856 gallons a day for the year ended December 31, 2000. Of the total gallons fractionated and processed in the current year, 6,065 gallons per day was for the Company and 62,608 gallons per day for others, as compared to 13,039 and 84,817 gallons per day respectively in 2000. In 2001, the Company processed an average of 38,672 gallons a day of NGLs for Merit and an average of 15,629 gallons per day of NGLs for Kinder Morgan.

     The Company's natural gas liquids trucking operation transported approximately 42 million gallons of raw and finished products during the year ended December 31, 2001. The Company operates seven tractor-trailer-pup combination units to move unprocessed natural gas liquids to Well Draw for fractionation, and then to take propane, butane, and natural gasoline from Well Draw to various refiners, chemical plants, and end-users. When time permits, these trucks also move liquids on a common carrier basis for third parties. The Company intends to continue to emphasize this profitable operation, and believes that its reputation for flexibility and customer service will allow it to maximize opportunities.

     Oil and natural gas production from the Company's wells in Wyoming continue as a small but profitable operation. Although oil and gas prices have fallen dramatically since late 2000 and early 2001, the Company expects to continue producing these wells.

     Management has put strict restraints on all capital expenditures except those necessary to maintain current operations. Among such necessary expenditures made during 2001 was the rebuilding of Well Draw following the August 11 fire. The cost of rebuilding the Plant, approximately $2.4 million is expected to be reimbursed by the Company's insurance provider. Management is unaware of any significant future capital expenditures. However, the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. Further, it is noted that 44.19% of the operating revenues earned by the Company during 2001 were derived from the Merit contract which will expire on March 31, 2002. If this contract is not renewed, it will have a substantial impact on the ability of the Well Draw plant to continue operations. Management continues to seek other liquids and gas connections to expand and diversify its operations in Wyoming, however, its operations are in a limited and highly competitive area and expansion is difficult.

Interline Hydrocarbon - Used Oil Refining

     Revenues to the Company, from its used oil refining technology can come from five sources: 1) revenues made from constructing a used oil plant, 2) granting exclusive territories to licensee, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating Plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) providing engineering and other technical consultation and expertise to others who wish to construct used oil refineries.

     Based on the experiences with the six Plants that have been built by the Company and the Company's current financial condition, management currently prefers not to construct new plants for others. For similar reasons management has little interest in holding partnership interests in foreign plants. In the near term management believes that the best way for it to capitalize on the technology is to license the technology rights and provide additional technical services to the purchaser as a consultant.

     It has also become evident to management that, in many situations and countries, collecting royalties based on production is difficult. This situation will likely continue until the re-refined oil produced in a Plant can be sold at higher values based on pricing similar to base lubricating oils. Management believes the best prospects for such favorable pricing are in countries that have governmental concessions resulting in economic incentives for collecting and processing used oil. This perspective has been proven true in both Korea, where the royalty was terminated for the first plant, and in England where, as described in previous filings, the royalties were reduced and not payable until profitable.

     Management still believes that economic justification for use of and interest in the Company's technology exist. The Company continues to improve the technology, and on May 28, 1998 filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology has been implemented in the Korean, Australian and Spanish Plants. While management continues to receive inquiries about the technology, the Company is selective as to potential purchasers. From experience, management is aware of the complicated balance between supply and demand. Unless favorable market conditions exist and the potential buyer has adequate financial resources to commit to building the refining business the Company discourages the purchaser. Management has also become much more active in helping potential customers evaluate their end product sales markets.

Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Operating Revenues

     Operating revenues decreased $2,189,651 or 34.12%, to $4,227,270 for the year ended December 31, 2001 as compared to $6,416,921 for the year ended
December 31, 2000. The revenue decrease included a $2,222,478 or 35.22%, decrease in oil and gas revenues; a $23,449, or 21.93% increase in used oil refining revenues and a $9,379 increase in other revenues. The Company's total operating revenues, on a segment basis, for the year ended December 31, 2001 and 2000 were as follows:

         Operating Revenues For Year December 31, 2001 and 2000

                        2001               %       2000              %
----------------------------------------------------------------------

Oil and Gas             $4,087,516    96.69%       $6,309,995   98.33%
Used Oil refining          130,375     3.08%          106,926    1.67%
Other                        9,379     0.22%                0    0.00%
----------------------------------------------------------------------
Total Operating
     Revenue           $4,227,270       100%       $6,416,921     100%
======================================================================

Oil and Gas Revenues
     Oil and gas revenues contributed 96.69% of total operating revenues for the year ended December 31, 2001, as compared to approximately 98.33% for the year ended December 31, 2000. Operating revenues decreased $2,222,479 or 35.22% to $4,087,516 for the year ended December 31, 2001 as compared to $6,309,995 for the year ended December 31, 2000.

     The $2,222,479 decrease in operating revenues was comprised of a $2,383,422 or 72.95% decrease in revenues from liquids (NGLs) sold to the local market for the Company's account, a $252,086 or 24.36% increase in fractionation revenues, a $92,748 or 5.88% decrease in transportation revenues, a $33,936 or 20.49% decrease in crude oil tariff revenues, a $62,038 or 38.11% increase in crude oil sales revenue, a $12,428 or 15.41% decrease in residue gas sales revenue, and a $14,069 or 61.55% decrease in other revenues. Additionally, the quantity of liquids processed by the Company was dramatically curtailed as a result of the suspension of processing following the Well Draw fire on August 11, 2001.

     The decrease in revenue from liquids (NGLs) sold to the local market for the Company's account resulted from Management's decision to dramatically decrease the purchase and sale of NGL's. This decision was made in response to the significant cash flow requirements of an active liquids-trading program coupled with the very low margins typically available from such activity. The Company will, however, continue to buy and resell liquids from time to time where adequate profit potential exists. Liquids sold to the local market for the

Company's account generated $883,618 for the year ended December 31, 2001 compared to $3,267,040 for the year ended December 31, 2000. These liquids were processed and fractionated at the Well Draw Gas Plant into propane, butane and natural gasoline. These finished products were sold in the local market place to customers established by the Company. The average price per gallon for liquids sold by the company decreased by $0.3042, or 43.25%, to $0.3992 for the year ended December 31, 2001 compared to $0.7034 for the year ended December 31, 2000. Although the Company has decided to reduce its liquid trading activity, it will continue to emphasize its liquid treating and processing activities. As a result of design changes made in connection with the rebuilding of Well Draw the Company expects to achieve greater processing efficiency and correspondingly better profit margins on this important activity.

     The $92,748 decrease in transportation fees was attributed to a reduction of approximately 3 million gallons in total liquids hauled during 2001. The reduction in product hauled is directly attributable to the fire at Well Draw which is the destination and/or source of most of the products hauled by the Company's fleet.

     The Company's Oil & Gas Operations operating revenues for the year ended December 31, 2001 and 2000 were as follows:

   Oil & Gas Operating Revenue For The Years Ended December 31, 2001 and 2000
   --------------------------------------------------------------------------

                                   2001             %        2000            %

Liquids (NGL) Sold            $   883,618      21.62%    $3,267,040     51.78%
Fractionation Fees              1,286,923      31.48%     1,034,837     16.40%
Transportation Fees             1,483,458      36.29%     1,576,206     24.98%
Crude Tariff Fees                 131,722       3.22%       165,658      2.63%
Crude Oil Sold                    224,815       5.50%       162,777      2.58%
Residue Gas Sold                   68,192       1.67%        80,619      1.28%
Other                               8,788       0.22%        22,858      0.35%

Total Revenue                  $4,087,516        100%    $6,309,995       100%
================================================================================

Used Oil Refining Revenues
     Since it commenced operations in the used oil refining business, the Company has primarily derived revenues from engineering services, plant design, license fees and similar services associated with the Company's used oil refining technology. The revenue attributed to the used oil refining business varies significantly from quarter to quarter reflecting the status of the Company's fees and plant design services.

     Used oil refining revenues contributed 3.08% of total revenues for the year ended December 31, 2001 compared to 1.67% for the year ended December 31, 2000. The revenues increased $23,449, or 21.93%, to $130,375 for the year ended December 31, 2001 compared to $106,926 for the year ended December 31, 2000. The $23,449 revenue increase for year ended December 31, 2001 resulted from satisfactory completion of plant performance tests and acceptance of the plant at Ecolube's refinery in Spain. The Company received no royalties for its used oil technology during years ended December 31, 2001 and 2000 but expects to receive royalties from Ecolube during 2002.

Direct Costs
     Direct costs decreased $2,216,630 or 42.02%, to $3,058,620 for the year ended December 31, 2001 compared to $5,275,250 for the year ended December 31, 2000. As a percent of revenues, direct costs decreased 9.84%, to 72.35% for the year ended December 31, 2001 compared to 82.21% for the year ended December 31, 2000.

     The decrease in direct costs was related to the Company's 72.95% decrease in natural gas liquids sold and to reduced processing throughput and truck transportation volumes following the Well Draw fire in August.

Selling, General and Administrative
     Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

     Selling, general and administrative expenses increased $139,291, or 14.28%, to $1,114,771 for the year ended December 31, 2001 compared to $975,480 for the year December 31, 2000. As a percent of revenues, selling, general and administrative expenses were 26.37% for the year ended December 31, 2001 compared to 15.20% for the year ended December 31, 2000.

Depreciation and Amortization
     Depreciation and amortization expenses decreased $90,975 or 12.5% to $636,759 for the year ended December 31, 2001 compared to $727,734 for the year ended December 31, 2000. As a percent of revenues, depreciation and amortization expenses increased to 15.06% for the year ended December 31, 2001 compared to 11.34% for the year ended December 31, 2000.

Research and Development
     Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

     Research and development expenses decreased $7,493 or 43.16%, to $9,866 for the year ended December 31, 2001 compared to $17,359 for the year ended December 31, 2000. As a percent of revenues, research and development expenses decreased to 0.2% for the year ended December 31, 2001 compared to 0.27% for the year ended December 31, 2000.

Loss From Operations
     Loss from operations increased $13,844, or 2.39%, to $592,746 for the year ended December 31, 2001 compared to a $578,902 loss for the year ended December 31, 2000. The increase in loss from operations was attributed to the significant reduction in plant and trucking throughput and the associated service revenues following the Well Draw fire. This volume reduction was partially offset by higher unit service rates collected by the Company from most of its suppliers during 2001.

Other Income and Expenses
     Net interest expense increased $7,989, or 12.48%, to $71,992 for the year ended December 31, 2001 compared to $64,003 for the year end December 31, 2000. The change was mainly attributed to a decrease in interest earned during 2001 on the Company's money market and interest bearing accounts due to less cash and cash equivalents being on deposit.

     Interest expense to a related party increased $55,650 or 14.75%, to $377,364 for the year ended December 31, 2001 compared to $321,714 for the year ended December 31, 2000. This $55,650 increase in interest expense to a related party was associated with a Secured note held by the Company's major creditor. The Company has not paid any principal installments ($2,750,000 collectively) due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest from seven (7%) to fourteen (14%).

     The Company recognized a $738,043 gain on the disposal of assets destroyed and replaced as a result of the Well Draw fire. The 2001 gain on disposal of assets was $736,543, or 49,102.87% higher than the $1,500 gain recognized on assets sold during 2000. The gain on asset disposition consists of insurance proceeds collected or receivable by the company and redeployed on replacement equipment as a part of the plant re-construction.

Liquidity and Capital Resources
     Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees are expected from the Australia Plant (see Part II - Item 1 - Legal Proceeding), and the Spanish Plant. While the Company continues to work with potential purchasers of its technology, both the timing and amount of revenues from such sales are uncertain and unpredictable.

     On September 9, 1998, the Company's plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September
22, 2001 (the Company did not make the first three installments - see below); and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

     As of March 25, 2002, the Company has not paid the first three principal payments due under the trust note. Nor has the Company made any interest payment since September 22, 2000. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company.

     The Company has recently experienced significant interest in its used oil refining process and expects to generate new earnings through the licensing of this technology. Additionally, the Company is continually evaluating new properties in the vicinity of its existing operations that, if acquired, could contribute significant additional revenue and earnings for the Company. The Company may also seek to additional financing through the sale of equity, sale of debt or assets. If the Company is unable to raise additional cash it may be forced to cease operations and liquidate the assets of the Company.

     Management has put strict restraints on all capital expenditures with the exception of any necessary expenditures to maintain current operations. For the year ended December 31, 2001, the Company purchased property, plant and equipment in the amount of $1,600, exclusive of those assets being replaced as a result of the Well Draw fire. Management is unaware of any significant future capital expenditures. However the very nature of equipment operation, wear and tear and replacement in this type of operation can be significant. The Company will continue to incur research and development costs as it continues to develop its refining technology. These activities are presently being performed by Company employees and part time contract consultants.

     The Company's net cash provided by operations was $171,711 for the year ended December 31, 2001 compared to net cash provided by operations of $238,542 for the year ended December 31, 2000. The net decrease of $66,831 in cash provided by operations for the year ended December 31, 2001 was mainly attributed to the suspension of processing following the August 11 fire, a $659,060 decrease in the Company's net loss and an increase of $736,543 in gain on disposal of assets, offset by a $90,975 reduction in depreciation expense significant timing differences in collection of accounts receivable and disbursement of accounts payable between year ended December 31, 2001 and year ended December 31, 2000. Despite the Well Draw fire, which caused suspension of NGL processing in August, the Company was able to reduce its operating loss because it had renegotiated service fees with its customers and had significantly increased throughput at Well Draw prior to the fire.

Inflation

     The Company's business and operations have not been materially affected by inflation during the past three years and the current calendar quarter. The Company believes that inflation will not materially nor adversely impact its business plans for the future. However, the Company consumes substantial amounts of energy in its operations. As a result, the Company is sensitive to fluctuations in the price of electricity and natural gas and sustained run-ups in the prices of these commodities could adversely affect the Company.

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

                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                         Age              Position

      Michael R. Williams           50       Director/Chairman/CEO
                                             President & CEO, Interline
                                                Hydrocarbons, Inc.

      Brice E. Bergquist            54       Director/President/COO
                                             President & CEO, Interline Energy
                                                Services, Inc.
                                             Executive VP, Interline
                                                Hydrocarbons, Inc.

      Gearle D. Brooks              52       Director/VP, Engineering
                                                Interline Energy Services, Inc.


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

     Brice E. Bergquist. Mr. Bergquist joined the company as President, COO and a Director on May 1, 2001. Prior to joining the Company Mr. Bergquist held a variety of positions during a 20 year association with Questar Corporation. Before beginning his employment with Questar, Mr. Bergquist owned and operated a manufacturing and fabrication business in Colorado. Mr. Bergquist received his Bachelor of Science degree in Accounting and Business Administration from Colorado State University in 1980.

     Gearle D. Brooks. Mr. Brooks was a principal of the Company's predecessor, Interline Natural Gas, and was instrumental in developing the Company's proprietary used oil technology. Prior to his employment at Interline Natural Gas Mr. Brooks was employed by Phillips Petroleum Company as a Rocky Mountain Region Area Superintendent. Mr. Brooks earned a Bachelor of Science degree in Electrical Engineering from California Polytechnic State University at San Luis Obispo.

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


ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                                         Long-Term Compensation

                            Annual Compensation            Awards             Payouts

(a)                  (b)   (c)       (d)    (e)       (f)       (g)           (h)     (i)
                                            Other                                     All
Name and                                    Annual    Restrict  Option/       LTIP    Other
Principal                  ($)       ($)    Compen-   Stock     SARs          Payouts Compen-
Position             Year  Salary    Bonus  sation($) Awards($) (#)           ($)     sation($)


Michael R. Williams  2001  $131,292  $-0-   $-0-      $-0-   157,500(1)(2)     $-0-   $-0-
  President, CEO     2000  $143,983  $-0-   $-0-      $-0-   157,500(1)(2)     $-0-   $-0-
  Chairman           1999  $143,536  $-0-   $-0-      $-0-   7,500(1)          $-0-   $-0-

Brice E. Bergquist   2001  $ 94,004  $-0-   $-0-      $-0-   657,500(1)(2)(3)  $-0-   $-0-
-----------------------------------------------------------------------------------------------

     (1) According to the Company's 1994 Officers and Directors Stock Option Plan which was approved by the Company's shareholders on May 10, 1994, Mr. Williams was granted options to purchase 7,500 shares of the Company's common stock on March 1, 1999 and 2000, each at a price of $.10 and on March 1, 2001 at a price of $.125. On his appointment to the board on May 1, 2001, Mr. Bergquist was also granted an option to purchase 7,500 shares of the Company's common stock at a price of $0.125 per share.
     (2) On July 11, 2000, and July 13, 2001, Mr. Williams was granted options to purchase150,000 shares of the Company's common stock at a price of $0.25 per share. On July 13, 2001, Mr. Bergquist was also granted an option to purchase 150,000 shares of the Company's common stock at a price of $0.25 per share. The options granted were approved by theCompany's shareholders on August 18, 2000 and December 21, 2001.
     (3) On May 1, 2001, Mr. Bergquist was granted an option to purchase 500,000 shares of the Company's stock at a price of $0.125 per share.

     The Company provides health and life insurance to its employees, including its officers and certain directors.

Stock Options Granted During 2001
     The following table provides information on grants of stock options during 2001 to the persons named in the Summary Compensation Table above.

                   OPTION GRANTS IN 2001 -INDIVIDUAL GRANTS


                 (a)             (b)       (c)        (d)      (e)

                                       % of Total
                                        Options    Exercise
                               Options Granted to  or Base
                               Granted Employees    Price   Expiration
                 Name            (#)       in      ($/Sh)     Date
                                       Fiscal Year

        Michael R. Williams    7,500     0.9%     $0.125    3/1/06
        Michael R. Williams  150,000    17.2%      $0.25    7/13/06

        Brice E. Bergquist   150,000    17.2%      $0.25    7/13/06
        Brice E. Bergquist   507,500    46.2%     $0.125    5/1/06
        -------------------------------------------------------------


Option Values at December 31, 2001

     No options were exercised during 2001 by the person named in the Summary Compensation Table. The following table provides information on the unexercised options at December 31, 2001 owned by the people named in the Summary Compensation Table above.

                      AGGREGATE OPTION EXERCISED IN 2001
                       AND YEAR-END 2001 OPTIONS VALUES

        (a)             (b)       (c)                (d)                         (e)

                                                  Number of              Value of Unexercised
                                            Unexercised Options at      In-the-Money Options at
                                              Year End 2001 (#)          Year End 2001 ($)(1)
                       Shares
                     Acquired on  Value
        Name          Exercise   Realized  Exercisable  Unexercisable  Exercisable  Unexercisable


Michael R. Williams     -0-        -0-       187,500     $  150,000     $     -0-        -0-

Brice E. Bergquist      -0-        -0-       507,500     $  150,000     $     -0-        -0-
-------------------------------------------------------------------------------------------------

(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on December 31, 2001 exceeded the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock obtained by a licensed stock broker on December 31, 2001 ($0.045).

Employment Agreements

     The Company has no written employment agreement with any officers or directors.

Compensation of Directors

     The  Company's  directors  receive no  compensation  for Board of Directors
Meetings attended. On February 24, 1994, the Board of Directors adopted an Officer and Directors Stock Option Plan. The Plan was adopted by the Company's shareholders on May 10, 1994 and is a "formula" grant plan. The Plan provides that each director and officer is to receive an option to purchase 7,500 shares at market value on the initial date of grant or upon becoming an officer or director of the Company. The initial date of grant was February 24, 1994. On March 1st of each year thereafter, an additional option for 7,500 shares is granted. Such additional options are exercisable at prices in excess of the market value on such date.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 25, 2001 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name and Address                                                  Percentage
of Beneficial Owner                 Shares Owned(1)               Owned

Michael R. Williams(2)(3)           3,003,006                     19.84%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Maurice D. Sabbah(4)                2,052,666                     13.58%
c/o Fortress RE
262 East Morehead St.
PO Box 700
Burlington, NC  27216


Brice E. Bergqusit(2)(5)              665,000                      4.39%
160 W. Canyon Crest Rd.
Alpine, UT 84004

Gearle D. Brooks(2) (6)                65,000                      0.43%
160 W. Canyon Crest Rd.
Alpine, UT 84004

All Officers and Directors          3,733,006                     24.67%
as a Group (3 persons)

Total Shares Issued and            15,133,552                       100%
Outstanding(1)

     (1)As of March 25, 2002 there were 14,066,052 shares of the Company's common stock issued and outstanding. Under the rules of the Securities and Exchange Commission and for purposes of the above set forth chart, all shares issuable to the above referenced persons upon the exercise of options and warrants and conversion rights are deemed to be issued and outstanding. A total of 1,067,500 shares are issuable upon currently exercisable options and debentures owned by the persons set forth in the table above. Therefore, for purposes of the above set forth chart, there are deemed to be 15,133,552 shares issued and outstanding.

     (2) These individuals are the officers and directors of the Company.

     (3) Mr. Williams is a Director and the Company's Chief Executive Officer. The number of shares indicated as owned by Mr. Williams includes 2,561,056 beneficially owned, 104,450 shares owned by his minor children and 337,500 shares issuable upon the exercise of currently exercisable options.,

     (4) Includes 2,052,666 shares which are owned directly by Mr. Sabbah. The number of shares indicated excludes 29,000 shares owned by Mr. Sabbahs daughter and 25,000 shares owned by Mr. Sabbahs wife, as to both of which Mr. Sabbah disclaims beneficial ownership.

     (5) Mr. Bergquist is Director, President and COO of the Company. The number of shares indicated as owned by Mr. Bergquist includes 665,000 shares which may be issued upon the exercise of currently exercisable stock options.

     (6) Mr. Brooks is Director and Vice President of engineering for the Company. The number of shares indicated as owned by Mr. Brtooks includes 65,000 shares which may be issued upon the exercise of a currently exercisable stock option.

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

     During 1993, the Company borrowed funds from officers Michael R. Williams, Timothy G. Williams and Gearle D. Brooks. These loans accrued interest at the rate of 7% per annum and are unsecured. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 2001 was as follows:

                                    Total Amount            Unpaid as of
            Lender                  of Loans                12/31/01
            ------                  ------------            -----------

      Michael R. Williams           $89,519                  $   -0-
      Timothy G. Williams           $19,000                  $14,049
      Gearle D. Brooks              $79,985                  $15,432

     As part of the merger with Interline Natural Gas, the Company issued a total of $300,000 in long-term notes to the shareholders of Interline Natural Gas. The amounts of such loans made by each lender and the amount due and owed by the Company as of December 31, 2001 was as follows:

                                    Total Amount            Unpaid as of
            Lender                  of Loans                12/31/01
            ------                  ------------            -----------


      Michael R. Williams           $165,000                 $   -0-
      Timothy G. Williams           $ 60,000                 $   -0-
      Gearle D. Brooks              $ 75,000                 $64,843

     On September 9, 1998, the plan of reorganization under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Utah. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan.

     The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999; $1,000,000 on September 22, 2000; $1,000,000 on September
22, 2001 (the Company did not make the first three installments - see below) and $850,000 on September 22, 2002. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

     The Company has not paid the first three principal payments due under the trust note and has not paid any interest installments since September 22, 2000. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing an interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company.

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

     B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2001.

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

Dated: March 21, 2002               INTERLINE RESOURCES CORPORATION


                                    By/s/ Michael R. Williams
                                      ---------------------------
                                       Michael R. Williams
                                       Chairman/CEO


                                    By/s/ Brice E. Bergquist
                                      ---------------------------
                                      Brice E. Bergquist
                                      Director/President/COO


                                    By/s/ Gearle D. Brooks
                                      ---------------------------
                                      Gearle D. Brooks
                                      Director/Vice President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Date              Title             Signature

      March 21, 2002          Director/CEO      /s/Michael R. Williams
                                                -----------------------------
                                                Michael R. Williams

      March 21, 2002          Director/COO      /s/ Brice E. Bergquist
                                                -----------------------------
                                                Brice E. Bergquist

      March 26, 2002          Director/VP       /s/ Gearle D, Brooks
                                                -----------------------------
                                                Gearle D. Brooks

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Index to Consolidated Financial Statements
________________________________________________________________________________




                                                                            Page

Independent Auditors' Report                                                 F-2


Consolidated Balance Sheet                                                   F-3


Consolidated Statement of Operations                                         F-4


Consolidated Statement of Stockholders' (Deficit) Equity                     F-5


Consolidated Statement of Cash Flows                                         F-6


Notes to Consolidated Financial Statements                                   F-8












________________________________________________________________________________
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Interline Resources Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Interline Resources Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


                                  TANNER + CO.

Salt Lake City, Utah
March 15, 2002

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                                      Consolidated Balance Sheet

                                                               December 31, 2001
________________________________________________________________________________

         Assets

Current assets:
   Cash and cash equivalents                                $     37,176
   Accounts receivable                                           342,544
   Insurance proceeds receivable                                 715,425
   Inventories                                                    66,203
   Other current assets                                           50,904
                                                            ------------

            Total current assets                               1,212,252
                                                            ------------

Property and equipment, net                                    3,986,520
Technology and marketing rights, net                             283,571
                                                            ------------

            Total assets                                    $  5,482,343
                                                            ============

------------------------------------------------------------------------
         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                         $  1,435,568
   Accrued liabilities                                            91,961
   Related party accrued interest                                470,918
   Related party note payable                                  3,595,920
   Current portion of long-term debt                             183,453
                                                            ------------

            Total current liabilities                          5,777,820
                                                            ------------

Long-term debt                                                   434,722
                                                            ------------

            Total liabilities                                  6,212,542
                                                            ------------

Commitments and contingencies                                          -

Stockholders' deficit:
   Preferred stock - $.01 par value, 25,000,000 shares
     authorized, no shares issued and outstanding                      -
   Common stock - $.005 par value, 100,000,000 shares
     authorized; 14,066,052 shares issued and outstanding         70,330
   Additional paid-in capital                                  9,209,058
   Accumulated deficit                                       (10,009,587)
                                                            ------------

            Total stockholders' deficit                         (730,199)
                                                            ------------

            Total liabilities and stockholders' deficit     $  5,482,343
                                                            ============

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-3

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Operations

                                                        Years Ended December 31,
________________________________________________________________________________

                                                     2001        2000
                                                ------------------------
Revenue                                         $  4,227,270  $6,416,921
Direct costs                                       3,058,620   5,275,250
                                                ------------------------

            Gross margin                           1,168,650   1,141,671
                                                ------------------------

Operating expenses:
   Selling, general and administrative expenses    1,114,771     975,480
   Depreciation, depletion and amortization          636,759     727,734
   Research and development                            9,866      17,359
                                                ------------------------

            Total operating expenses               1,761,396   1,720,573
                                                ------------------------

            Loss from operations                    (592,746)   (578,902)

Other income (expense):
   Interest expense, net                             (71,992)    (64,003)
   Interest expense, related party                  (377,364)   (321,714)
   Gain on disposal of assets                        738,043       1,500
                                                ------------------------

            Net other income (expense)               288,687    (384,217)
                                                ------------------------

Loss before income taxes                            (304,059)   (963,119)

Benefit for income taxes                                   -           -
                                                ------------------------

            Net loss                            $   (304,059) $ (963,119)
                                                ========================

Loss per common share - basic and diluted       $       (.02) $     (.07)
                                                ========================

Weighted average shares - basic and diluted       14,066,052  14,066,052
                                                ========================

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-4

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                        Consolidated Statement of Stockholders' (Deficit) Equity

                                          Years Ended December 31, 2001 and 2000
________________________________________________________________________________

                 Preferred Stock    Common Stock    Additional
                -----------------------------------  Paid-In   Accumulated
                 Shares  Amount    Shares   Amount   Capital     Deficit       Total
                -----------------------------------------------------------------------

Balance,
January 1, 2000       - $     -  14,066,052 $70,330 $9,209,058 $(8,742,409) $  536,979

Net loss              -       -           -       -          -    (963,119)   (963,119)
                -----------------------------------------------------------------------

Balance,
December 31, 2000     -       -  14,066,052  70,330  9,209,058  (9,705,528)   (426,140)

Net loss              -       -           -       -          -    (304,059)   (304,059)
                -----------------------------------------------------------------------

Balance,
December 31, 2001     - $     -  14,066,052 $70,330 $9,209,058 $(10,009,587) $(730,199)
                -----------------------------------------------------------------------


________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-5

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows

                                                        Years Ended December 31,
________________________________________________________________________________

                                                    2001        2000
                                                ------------------------
Cash flows from operating activities:
   Net loss                                     $ (304,059)  $ (963,119)
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
      Depreciation, depletion and amortization     636,759      727,734
      Gain on disposal of assets                  (738,043)      (1,500)
      (Increase) decrease in:
         Accounts receivable                       200,253      (21,717)
         Inventories                                 7,407      (32,838)
         Other current assets                      (33,381)        (895)
      Increase (decrease) in:
         Accounts payable                           68,462      341,779
         Accrued liabilities                       (43,051)      95,544
         Related party accrued interest            377,364       93,554
                                                ------------------------

               Net cash provided by
               operating activities                171,711      238,542
                                                ------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                          -        1,500
   Proceeds from insurance policy                1,000,000            -
   Payments received on note receivable                  -       77,500
   Purchase of property, plant and equipment    (1,263,785)    (163,096)
                                                ------------------------

               Net cash used in
               investing activities               (263,785)     (84,096)
                                                ------------------------

Cash flows from financing activities-
   payments on long-term debt                     (133,779)    (147,152)
                                                ------------------------

            Net (decrease) increase in cash       (225,853)       7,294

Cash, beginning of year                            263,029      255,735
                                                ------------------------

Cash, end of year                               $   37,176  $   263,029
                                                =======================


________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-6

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
________________________________________________________________________________


Supplemental Disclosure of Cash Flow Information
                                                    2001        2000
                                                ------------------------
   Actual cash amounts paid for:

         Interest                               $   69,911  $    308,980
                                                ------------------------

         Income taxes                           $        -  $          -
                                                ------------------------

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended December 31, 2001, property and equipment with an aggregate value of $834,315, was purchased with accounts payable.

During the year ended December 31, 2000, property and equipment with an aggregate value of $105,100, was purchased with debt.

During the year ended December 31, 2001, the Company recorded a receivable for insurance proceeds subsequently received in the amount of $715,425.


________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-7

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2001 and 2000
________________________________________________________________________________

1. Summary of  Principles of Consolidation
   Significant The consolidated financial statements include the financial Accounting statements of Interline Resources Corporation, Inc. and its
   Policies subsidiaries Interline Hydrocarbons, Inc., Interline Energy Services, Inc., NRG Fuels, Inc., and Interline Crude Gathering Company collectively, (the Company). All significant inter-company transactions and balances have been eliminated in consolidation.


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

               The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
________________________________________________________________________________
                                                                             F-8

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

1. Summary of  Cash Equivalents
   Significant Cash includes all cash and investments with original maturities Accounting to the Company of three months or less.
   Policies
   Continued   Inventories
               Inventories   consisting  of  supplies  and   miscellaneous   raw
               materials are recorded in the financial statements at their aggregate lower of cost (first-in, first-out) or market.

               Property, Plant and Equipment
               Property, plant and equipment are carried at cost. Depreciation is computed using straight-line and accelerated methods. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. The estimated useful lives are as follows:
                                                                   Estimated
                                                                  Useful Life
                                                                  -----------

                Buildings and equipment                           5-25 years
                Equipment and vehicles                            3-10 years

               Long-Lived Assets
               The Company  evaluates  the carrying  value of  long-term  assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value.

               Revenue Recognition
               Revenue for sale of product is recognized when a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

________________________________________________________________________________
                                                                             F-9

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

1. Summary of  Income Taxes
   Significant Deferred income taxes arise from temporary differences resulting Accounting from income and expense items reported for financial accounting
   Policies    and  tax  purposes  in  different  periods.  Deferred  taxes  are
   Continued   classified   as  current   or   noncurrent,   depending   on  the
               classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

               Loss Per Common and Common Equivalent Share
               The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation as their effect is anti-dilutive.

               Oil and Gas Accounting
               Operation for oil and gas properties are not a significant portion of the Company's revenue. The Company has not engaged in or acquired any new gas or oil producing or non-producing properties during the years ended December 31, 2001 and 2000. Segment information concerning oil and gas reserves and related disclosures are not presented since the operations are not significant in relation to the financial statements taken as a whole. Because the net book value of capitalized oil and gas equipment on producing wells is not significant to the financial statements taken as a whole, those assets are being depreciated over their estimated useful lives.

               Stock-Based Compensation
               The Company has elected to continue to apply Accounting Principles Board (APB) Opinion 25 (as permitted by SFAS No. 123, Accounting for Stock-Based Compensation). The appropriate disclosures required by SFAS No. 123 are included in note 10.

________________________________________________________________________________
                                                                            F-10

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

1. Summary of  Use of Estimates in Financial Statements
   Significant The preparation of financial statements in conformity with Accounting accounting principles generally accepted in the United States of Policies America requires management to make estimates and assumptions Continued that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Reclassifications
               Certain accounts in the 2000 financial statements have been reclassified to conform with the current year presentation.

2. Going       The Company has sustained  significant operating losses and has a
   Concern     deficit in working capital and stockholders' equity. In 1997, the
               Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1998 the bankruptcy court approved the Company's plan. Under terms of the confirmed plan certain obligations were restructured. When the plan was confirmed, it was not known if the Company would be able to meet its obligations. The Company has not made its required first, second and third annual principal payments of its related party note payable which aggregate to $2,750,000 (see note 5). These factors create substantial doubt about the Company's ability to continue as a going concern.


               The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of technology relating to its used oil refining process, and attaining future profitable operations. However, there can be no assurance that management will be successful. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

________________________________________________________________________________
                                                                            F-11

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

3. Property    Property and equipment consists of the following:
   and
   Equipment   Land                                   $    134,535
               Vehicles                                    107,556
               Machinery and equipment                   2,989,468
               Oil and gas properties                      759,566
               Construction in progress                  2,098,100
               Buildings and structures                    822,026
               Office furniture and equipment              283,318
                                                      ------------
                                                         7,194,569

Less accumulated depreciation and amortization          (3,208,049)
                                                      ------------

                                                      $  3,986,520
                                                      ============


4. Technology  During  1993,  the Company  entered into an agreement to purchase
   and         exclusive worldwide technology and marketing rights to a refining
   Marketing process for used oil. In addition, the Company has developed its Rights own technology relating to refining used oil. The Company is currently working with several entities who desire to use its refining process. The Company capitalized $2,228,684 of patent, engineering, and other costs related to this agreement. The
               Company historically has evaluated the value of its technology and marketing rights based on comparing the unamortized balance to undiscounted projected operating income over the remaining technology and marketing rights amortization period.

               These rights are being amortized on a straight-line basis over seven years. Amortization expense of $142,857 was recorded during the years ended December 31, 2001 and 2000, respectively, and accumulated amortization totaled $1,945,113 at December 31, 2001.
________________________________________________________________________________
                                                                            F-12

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

5. Related-    The Company has a note  payable to a  shareholder  of the Company
   Party       with  interest  at 7%,  secured  by a Trust  Deed and a  security
   Note        interest in all assets of the  Company.  Quarterly  interest  and
   Payable     annual principal payments are due through September 22, 2002. The
               Company  has not made  its  first,  second  and  third  principal
               payment  aggregating  $2,750,000,   of  which  $750,000  was  due
               September 22, 1999, $1,000,000 September 22, 2000, and $1,000,000
               on September 22, 2001. Such late payments bear interest at 14% until paid. In addition, the holder could declare the entire principal and accrued interest immediately due and payable. The balance of the note payable for December 31, 2001 is $3,595,920.
               Accrued and unpaid interest related to this note is $470,918 at December 31, 2001.

6. Long-Term   Notes payable to various financial  institutions
   Debt        bearing interest at between 7% and 12%, due in
               aggregate  monthly  installments of $5,514
               including interest,  secured by real estate and
               guaranteed by an officer and certain former
               officers/shareholders                                  $ 383,321

               Notes payable to various financial institutions,
               due in aggregate monthly installments of $5,895,
               including interest at rates between 10.4% and 11.7%,
               secured by vehicles                                      140,530

               Notes payable to former shareholders with interest
               accruing at 6.5%, due in annual installments of
               $8,237 and unsecured. The note is currently in
               default which makes the principal balance currently
               due                                                       94,324
                                                                     -----------
                                                                        618,175

               Less current portion of long-term debt                  (183,453)
                                                                     -----------

                                                                     $  434,722
                                                                     ===========

________________________________________________________________________________
                                                                            F-13

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

6. Long-Term   Future maturities of long-term debt are as follows:
   Debt
   Continued    Year Ending December 31:                  Amount
                                                       ------------

                2002                                   $ 183,453
                2003                                      79,165
                2004                                      66,643
                2005                                      50,886
                2006                                      41,510
                Thereafter                               196,518
                                                       ------------

                                                       $ 618,175
                                                       ============

7. Gain on During the year ended December 31, 2001 certain plant equipment Insurance and assets with a net book value of $977,382 were destroyed by a Policy fire. Total proceeds committed by the insurance policy were
               $1,715,425  as of December 31, 2001.  Of the  committed  proceeds
               $1,000,000 was received by the Company prior to December 31, 2001 and $715,425 has been received subsequent to year end and is recorded as a receivable at December 31, 2001. The Company realized a gain of $738,043 on proceeds received from the fire.


8. Income      The  Company's  income tax benefit  differed  from the  statutory
   Taxes       federal rates as follows:

                                                    2001        2000
                                                ----------------------
                Statutory rate applied to loss
                before taxes                    $ 103,000   $ 328,000
                State income taxes                 15,000      48,000
                Increase in valuation allowance  (118,000)   (376,000)
                                                ----------------------

                                                $       -   $       -
                                                ======================

________________________________________________________________________________
                                                                            F-14

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

8. Income      Significant  components of the  Company's  deferred tax assets at
   Taxes       December 31, 2001 are as follows:
   Continued
                Depreciation and Amortization          $    165,000
                Net operating losses                      3,966,000
                Capital loss carryover                       70,000
                Insurance policy gain included in
                 property and equipment                    (251,000)
                Valuation allowance                      (3,950,000)
                                                       ------------

                                                       $          -
                                                       ============

               The Company has approximately $11,664,000 of net operating losses available to offset future income. These net operating losses expire in the years 2005 through 2022. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carry-forwards which could be utilized. In addition, the Company has approximately $207,000 of capital loss carry-forwards available to offset income.

               It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. Consequently, a valuation allowance has been established to offset any tax asset.

9. Stock       The Company has a stock option plan for officers and directors of
   Option      the  Company  (Officers  Option  Plan),  under which a maximum of
   Plan        350,000 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Officers Option Plan, 7,500 options are granted each year to various officers and directors of the Company. Additional options may be granted at the discretion of the board of directors.

               The Company also has a stock option plan for non-insiders (Non-Insider Option Plan), under which a maximum of 750,000 options may be granted to purchase common stock in each fiscal year. Grants are at the discretion of the board of directors.
________________________________________________________________________________
                                                                            F-15

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

9. Stock       All options are  exercisable  after six months and have a maximum
   Option      term not to exceed  five years.  Options  may not be  transferred
   Plan        except  by  reason  of  death,  with  certain   exceptions,   and
   Continued   termination of employment  accelerates the expiration date of any outstanding options to 90 days from the date of termination.

               A schedule of options and warrants is as follows:

                                                  Number of  Option Price
                                                  Options    Per Share
                                                  ------------------------

                Outstanding at January  1, 2000     106,666    $.10 - 4.50
                  Granted                           372,500     .10 -  .25
                  Expired                           (31,666)          4.50
                  Forfeited                               -              -
                                                  ------------------------

                Outstanding at December 31,2000     447,500     .10 - 4.50
                  Granted                           987,500     .13 -  .25
                  Expired                            (7,500)          4.50
                  Forfeited                        (267,500)    .13 - 4.50
                                                  ------------------------

                Outstanding at December 31, 2000  1,160,000    $.10 - 4.50
                                                  ========================


________________________________________________________________________________
                                                                            F-16

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

10.Stock-Based The  Company  has  adopted  the  disclosure-only   provisions  of
   Compensa-   The  Company  has  adopted  the  disclosure-only   provisions  of
   tion        Statement  of  Financial  Accounting  Standards  (SFAS) No.  123,
               Accounting  for   Stock-Based   Compensation.   Accordingly,   no
               compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   December 31,
                                              ---------------------
                                                2001        2000
                                              ---------------------

                Net loss - as reported        $(304,059) $(963,119)
                Net loss - pro forma          $(454,726) $(965,191)
                Loss per share - as reported  $    (.02) $    (.07)
                Loss per share - pro forma    $    (.03) $    (.07)

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                              ---------------------
                                                2001        2000
                                              ---------------------

                Expected dividend yield       $       -  $       -
                Expected stock price volatility     145%       152%
                Risk-free interest rate            4.75%       5.5%
                Expected life of options       1-5 years    5 years
                                              =====================

               The weighted average fair value of options granted during 2001 and 2000 are $.09 and $.17, respectively.

________________________________________________________________________________
                                                                            F-17

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

10.Stock-      The  following  table  summarized  information  about fixed stock
   Based       options outstanding at December 31, 2001:
   Compensa-
   tion
   Continued                      Options Outstanding        Options Exercisable
                         -------------------------------------------------------
                                       Weighted
                                        Average
                           Number      Remaining  Weighted   Number     Weighted
               Range of  Outstanding  Contractual Average  Exercisable  Average
               Exercise      at          Life     Exercise     at       Exercise
                Prices    12/31/00     (Years)     Price   12/31/00      Price
               -----------------------------------------------------------------

               $     .12    545,000       4.08   $     .12    545,000  $     .12
                     .25    600,000       4.20         .25    200,000       0.25
                    4.50     15,000       0.66        4.50     15,000       4.50
               -----------------------------------------------------------------

               $.10-4.50  1,160,000       4.10   $     .25  $ 760,000  $     .37
               =================================================================

11.Significant The Company has the following customers whose sales exceed 10% of
   Customers   total revenues for 2001.  Sales to these  customers for the years ended December 31, 2001 and 2000 were approximately as follows:

                                                  2001        2000
                                              ------------------------

                Customer A                    $ 1,868,000  $ 2,631,000
                Customer B                    $   456,000  $ 1,285,000
                Customer C                    $   430,000          N/A


12.Segment     The Company  operates in two  business  segments:  1) Oil and gas
   Informa-    refining and distribution; 2) Used oil refining.
   tion
               The following tables represent financial  information by business segment for the years ended December 31, 2001 and 2000.
________________________________________________________________________________

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

12.Segment     2001                Oil and Gas Used Oil  Corporate  Consolidated
   Informa-    -----------------------------------------------------------------
   tion        Revenue             $4,087,516  $130,375  $    9,379  $4,227,270
   Continued   Direct costs         3,058,283         -         337   3,058,620
               Operating expenses     534,748    17,078     572,811   1,124,637
               Net income             750,126   (35,634) (1,018,551)   (304,059)
               Depreciation and
                 amortization         451,803   148,931      36,025     636,759
               Identifiable assets  4,352,818   384,320     745,205   5,482,343
               Capital expenditures 2,098,100         -           -           -


               2001                Oil and Gas Used Oil  Corporate  Consolidated
               -----------------------------------------------------------------
               Revenue             $6,309,995  $106,926  $      -   $ 6,416,921
               Direct costs         5,191,301    83,949         -     5,275,250
               Operating expenses   1,018,788   206,019   495,766     1,720,573
               Net income              90,739  (184,509) (869,349)     (963,119)
               Depreciation and
                 amortization         531,789   149,672    46,273       727,734
               Identifiable assets  3,584,962   458,774   639,355     4,683,091
               Capital expenditures   268,196         -         -       268,196


13.Profit      The Company has a defined contribution retirement plan. Employees
   Sharing     who work at least 1,000  hours  during a year and are over age 21
   Plan        are  eligible to  participate.  Employees  may  contribute  up to
               fifteen   percent  of  their  annual   compensation   subject  to
               regulatory   limitations.   The  Company   also   contributes   a
               discretionary  amount on behalf of the  participating  employees.
               The Company did not make significant contributions for the years ended December 31, 2001 and 2000. During the year ended December
               31, 2001, the company terminated the plan and funds held in the plan were distributed to participants.


14.Fair Value  None of the  Company's  debt  instruments  are held  for  trading
   of          purposes.  The  Company  estimates  that  the  fair  value of all
   Financial financial instruments at December 31, 2001, does not differ Instru- materially from the aggregate carrying values of its financial
   ments       instruments  recorded in the  accompanying  consolidated  balance sheet.
________________________________________________________________________________
                                                                            F-19

                                INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
________________________________________________________________________________

15.Contingency The Company has certain  agreements  related to  construction  of used oil refinery plants and sale of used oil refining technology. The contracts include certain guarantees of performance by the plants and the sold technology. Should the guarantees of performance not be met, the contracts provide for certain concessions to be made by the Company.



16.Recent      August 2001,  the  Financial  Accounting  Standards  Board issued
   Accounting Statement of Financial Accounting Standards No. 144 "Accounting Pronounce- for the Impairment of Long-Lived Assets". This Statement
   ments       addresses  financial  accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.
               This Statement  supercedes FASB Statement 121 and APB Opinion No.
               30.  However,   this  Statement   retains   certain   fundamental
               provisions of Statement 121, namely;  recognition and measurement of the  impairment of long-lived  assets to be held and used, and measurement  of long-lived  assets to be disposed of by sale. The
               Statement  also retains the  requirement  of Opinion 30 to report discontinued  operations  separately from continuing  operations.
               This  Statement also Amends ARB No. 51 to eliminate the exception of consolidation  for a temporarily  controlled  subsidiary.  The
               provisions   of  this   statement  are  effective  for  financial
               statements issued for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of this statement.


               In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statement issued for fiscal years beginning after June 15, 2002. the Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company. The Company is currently assessing the impact of this statement.


________________________________________________________________________________
                                                                            F-20