Form 10QSB
period 2002-03-31
INTERLINE RESOURCES CORP
filed 2002-05-15
CIK 841533

---------------------------------------------------------------------
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Common stock outstanding at May 10, 2002 - 14,066,052 shares of $.005 par value Common stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB
                         INTERLINE RESOURCES CORPORATION

                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

Item 1      Financial Statements                                            Page

            Condensed Consolidated Balance Sheet at March 31, 2002             5
            Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2002 and 2001                         7

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2002 and 2001                         8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9



PART II. - OTHER INFORMATION

Item 1      Legal Proceedings                                                 16

Item 2      Changes in the Securities                                         16

Item 3      Defaults Upon Senior Securities                                   16

Item 4      Submission of Matters to a Vote of Security Holders               17

Item 5      Other Information                                                 17

Item 6(a)   Exhibits                                                          17

Item 6(b)   Reports on Form 8-K                                               17

            Signatures                                                        18

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

                               INTERLINE RESOURCES
                                   CORPORATION
                                AND SUBSIDIARIES

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002






The condensed financial statements included have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company assumes that the user of this interim financial information has read or has access to the audited financial statements for the preceding fiscal year----and in that context, this disclosure is adequate for a fair presentation of the Company's financial position.

In the opinion of the Company, all required adjustments, consisting of only normal recurring adjustments as of March 31, 2002, have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                                                     March 31,
                                                                       2002
                                                                  --------------
Assets

Current assets:
     Cash and cash equivalents                                    $      98,925
     Accounts receivable - trade                                        375,342
     Insurance proceeds receivable                                      441,000
     Inventories                                                         66,203
     Other current assets                                                63,308
                                                                  --------------
          Total current assets                                        1,044,778

Property, plant and equipment, net                                    4,041,490
Technology and marketing rights, net                                    247,857
Investment in affiliate                                                  47,154
                                                                  --------------

               Total assets                                           5,381,279
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

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                     March 31,
                                                                       2002
                                                                  --------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                             $   1,023,708
     Accrued liabilities                                                 98,475
     Related party accrued interest                                     596,775
     Note payable, related party                                      3,595,920
     Current portion of long-term debt                                  162,052
                                                                  --------------
          Total current liabilities                                   5,476,930

Long-term debt less current maturities                                  434,502
                                                                  --------------
          Total liabilities                                           5,911,432

Stockholders' deficit:
     Preferred stock - $.01 par value.  25,000,000
       shares authorized; no shares issued and                                -
       outstanding.
     Common stock - $.005 par value.  100,000,000
       shares authorized; 14,066,052 shares issued and
       outstanding.                                                      70,330
     Additional paid-in capital                                       9,209,058
     Accumulated deficit                                             (9,809,541)
                                                                  --------------

               Total stockholders' deficit                             (530,153)
                                                                  --------------

               Total liabilities & stockholders' deficit          $   5,381,279
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

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          2002         2001
                                                      ------------ ------------

Revenue                                               $   904,447  $ 1,271,530

Direct costs                                              532,948      820,836
                                                      ------------ ------------
Gross margin                                              371,499      450,694

Selling, general and administrative expenses              332,398      256,262
Research and development                                    1,226        1,730
Depreciation, depletion and amortization                  130,637      212,059
                                                      ------------ ------------
Loss from operations                                      (92,762)     (19,357)

Other income (expense) net
      Interest expense, principally to related party     (148,192)    (108,630)
      Gain on disposal of assets                          441,000            -
                                                      ------------ ------------
Net income (loss) before income taxes                     200,046     (127,987)

Income taxes                                                    -            -
                                                      ------------ ------------
Net income (loss)                                     $   200,046  $  (127,987)
                                                      ============ ============
Income (loss) per common share - basic                $      0.01  $     (0.01)
                                                      ============ ============
Income (loss) per common share - diluted              $      0.01  $     (0.01)
                                                      ============ ============

Weighted average shares - basic                        14,066,052   14,066,052
                                                      ============ ============
Weighted average shares - diluted                      14,611,052   14,066,052
                                                      ============ ============



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         INTERLINE RESOURCES CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          2002         2001
                                                      ------------ ------------
Cash flows from operating activities:
     Net income (loss)                                $   200,046  $  (127,987)
     Adjustment to reconcile net income (loss) to net
       cash (used in) provided by operating activities:
         Depreciation, depletion and amortization         130,637      212,059
         Gain on disposal of asset                       (441,000)           -
         (Increase) decrease in:
              Accounts receivable                         (79,952)      (1,682)
              Inventories                                       -       27,113
              Other current assets                        (12,404)      (5,576)
          Increase (decrease) in:
              Accounts payable                           (411,860)     (14,505)
              Accrued liabilities                           6,514      122,433
              Related party accrued interest              125,857            -
                                                      ------------ ------------
                Net cash (used in) provided by
                operating activities                     (482,162)     211,855

Cash flows from investing activities:
     Proceeds from insurance policy                       715,425            -
     Purchase of property, plant & equipment             (149,893)           -
                                                      ------------ ------------

               Net cash provided by investing
               activities                                 565,532

Cash flow used in financing activities-
     Payment on long-term debt                            (21,621)     (36,119)
                                                      ------------ ------------

Net increase in cash                                       61,749      175,736

Cash, beginning of period                                  37,176      263,029
                                                      ------------ ------------
Cash, end of period                                   $    98,925  $   438,765
                                                      ============ ============
Supplemental Cash Disclosure
      Interest Paid                                   $    20,685  $    24,753

      Taxes Paid                                      $         -  $         -

  The accompanying notes are an integral part of these consolidated condensed financial statements.

PART 1 - ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Interline Resources Corporation (the Company), is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Alpine, Utah 84004, telephone (801) 756-3031. The Company's current operating subsidiaries are (1) Interline Energy Services, Inc. ("Interline Energy") a Wyoming corporation which manages the Company's oil and gas operations located in Wyoming which consist of natural gas gathering, natural gas processing, over the road NGL truck transportation and oil well production, and (2) Interline Hydrocarbons, Inc. ("Interline Hydrocarbons") a Wyoming corporation which owns and operates the Company's used oil refining technology.

Interline Energy Services - Oil and Gas Operations.

     The Company has been engaged in the oil and gas industry since 1990, and currently operates in east-central Wyoming near Douglas. The Company's oil and gas operations include the Well Draw Gas Plant, a crude-oil gathering pipeline, a 20.4% interest in the Hat Creek Partnership, NGL trucking and four producing oil and gas wells.

Well Draw Gas Plant
     The Well Draw Gas Plant (the "Plant"), is a natural gas liquids (NGL's) processing plant with a 3,500 barrel per day fractionator. On August 11, 2001, a major fire erupted at the Plant resulting in destruction of much of the Well Draw processing and fractionating equipment. Because of the fire the Company was unable to process gas or liquids from August 11, 2001 through the end of January 2002. During that time the Company continued to provide liquid treating and other services at the plant for a significantly reduced volume. The plant returned to normal operations in early February 2002. The Company owns a natural gas gathering pipeline system that supplies a small percentage of liquids for the Plant. However, most of the NGLs are trucked into the Plant from outside sources. Under normal operations the Plant processes and extracts NGLs from gathered gas. The fractionation process separates the constituent components of these liquids and the NGLs delivered to the Plant by truck into commercial grades of propane, butane and natural gasoline.

     The Company buys mixed liquids from a variety of sources, transports them to Well Draw, fractionates the liquids and re-markets these products for its own account. The Company also fractionates liquids for others on a fee basis. The plant processed and fractionated a total of 56,292 gallons a day of natural gas liquids for the three months ended March 31, 2002, compared to 78,584 gallons a day for the three months ended March 31, 2001. Of the total gallons fractionated and processed, 3,231 gallons per day was for the Company and 53,061 gallons per day for others during 2002, as compared to 3,717 and 74,867 gallons per day respectively for the three months ended March 31, 2001.

Merit Energy Company Agreement
     Since 1994 the Company has processed NGL's produced at Merit Energy Company's (Merit) Baroil Plant located in Wyoming. Merit supplies more NGL's for processing than any of the Company's other customers. The Company's most recent service agreement with Merit expired on March 31, 2002, but has been extended on a month-to-month basis while the parties negotiate the terms of a replacement contract. During the three months ended March 31, 2002, the Company processed an average of 43,609 gallons per day of Merit liquids compared to 40,976 gallons per day for the three months ended March 31, 2001. The Merit contract accounted for 77.47% of the total NGL's processed for the 2002 period compared with 52.14% for 2001.

Kinder Morgan (formerly KN Gas Gathering) Agreement
     During 1998, the Company entered into an agreement with KN Gas Gathering, Inc. ("KNGG") to process NGL's on a month to month basis. On October 7, 1999, all assets of KNGG were purchase by Kinder Morgan ("KM"). During the three months ended March 31, 2002, the Company processed an average of 6,485 gallons per day of NGLs under the KM contract compared to 19,405 gallons per day for the same period in 2001. The KM contract accounted for 11.52% of the total NGLs processed by the plant for the three months ended March 31, 2002, compared to 24.69% of the total NGLs process for the three months ended March 31, 2001.

Conoco Pipeline
     In 1995 the Company purchased a 180-mile crude oil pipeline with associated pumping stations and storage tanks from Conoco Pipeline Company (Conoco). The pipeline transports oil from oil producing fields in Converse County, Wyoming to Conoco's Lance Creek Station where it connects with an interstate crude oil pipeline system. The Company receives revenues from operation of the Conoco Pipeline by charging a transportation fee. The pipeline gathered and transported approximately 44,121 barrels of oil during the three months ended March 31,2002, compared to 52,840 for the three months ended March 31,2001. The throughput reduction is attributable to normal production declines.

Hat Creek Partnership
     The Hat Creek Partnership, of which Interline Energy owns a 20.4% interest, owns working interests in the CH Federal well and a 13-mile gathering line connected to the Company's gas gathering system.

Oil Well Production
     The Company owns working interests in four wells located in Converse County, Wyoming. The Company is also the operator of these wells. During the three months ended March 31, 2002, the wells produced approximately 1,335 barrels of oil and 1,436 Mcf of natural gas compared to approximately 1,000 barrels of oil and 1,629 Mcf of natural gas for the three months ended March 31, 2001.

NGL Trucking Operations
     The Company's NGLs transportation operation consists of seven tractor-trailer-pup combination units that are used to move unprocessed natural gas liquids to the Plant for fractionation, and to deliver propane, butane and natural gasoline from the Plant to various refiners, chemical plants, and end-users. When circumstances permit, these trucks also move liquids on a common carrier basis for third parties.

     During the three months ended March 31, 2002, the Company's trucks traveled a combined total of 274,126 miles and carried approximately 12 million gallons of raw and finished product compared to 210,604 miles and 9 million gallons of raw and finish product for the quarter ended March 31, 2001.

Interline Hydrocarbon - Used Oil Refining.
     In January 1993, the Company acquired certain patent rights to a used oil reprocessing technology from Petroleum Systems Inc., ("PSI"). However, as a result of substantial independent research and development of used oil technologies and processes since 1993, the Company developed a new process that does not utilize the PSI technology. As a result, on September 10, 1998 the Company reassigned to PSI all the intellectual rights obtained from PSI. In making that re-assignment, the Company assigned all rights it had to receive royalties from any plants that used PSI technology. On May 28, 1998, the Company filed a patent application in the United States Patent Office for a new and alternative method from the PSI technology for processing used oil. This new technology was used in the Korean, Australian and Spanish Plants.

     To date, the Company has constructed or licensed six used oil plants, of which 2 have since been de-commissioned. The Company has continuing contract relationships with three of the remaining properties. For a discussion of those relationships refer to the Company's December 31, 2001, 10-KSB filing.

     Revenues to the Company, from its used oil refining technology can come from five sources: 1) profits made from constructing used oil plants, 2) granting exclusive franchise territories to licensees, 3) receiving royalties based on either production or a flat yearly licensing fee, 4) taking partnership interests in operating plants by either contributing the technology and/or making cash contributions for partnership interests and, 5) supplying technology and construction plans along with process consultation services and start-up assistance to customers wishing to construct their own plant (as opposed to the Company supplying a "turn-key" facility).

     Based on the experiences with the six plants that have been constructed or licensed by the Company, management prefers not to perform contract construction services. While the Company desires to own interest(s) in one or more domestic refineries, financing such participation may be difficult for the Company until its cash position improves. Meanwhile, the Company expects to capitalize on the technology by licensing the technology, selling construction plans for plants and providing technical consultation to the purchaser.

     It has become evident that demanding royalties based on production is impractical in many situations and countries. Unless and until the re-refined oil produced in a plant can be sold at prices comparable to base lubricating oils, collecting royalties based on production will be difficult. This reality was experienced in Korea, where the royalty was terminated for the first plant, and in England where the royalties were reduced and deferred until the plant becomes profitable. The best prospects for employing the Company's technology are in countries where governmental concessions provide economic incentives for collecting and processing used oils.

     Management still believes that there exists economic support for and interest in the used oil refining technology. The Company continues to receive inquiries about its patented process but has become more selective as to potential purchasers. Because of the substantial knowledge obtained by the Company about the complicated used oil supply and demand picture the Company has become much more active in helping potential customers evaluate the markets in which they would compete.

Results of Operations

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, included elsewhere in this report.

Total Revenues For Three Months Ended March 31, 2002 and 2001

     Operating revenues decreased $367,083, or 28.9%, to $904,447 for the three months ended March 31 2002, as compared to $1,271,530 for the three months ended March 31, 2001. The Company's total operating revenues were obtained from oil and gas transportation and processing .

     The Well Draw fractionation facility, was under construction from the date of its destruction by fire on August 11, 2001, until it was returned to normal operations in mid-February 2002. The shortened production period to only seven out of a possible thirteen weeks is a significant reason for the reduced revenues and production costs. A resulting major reduction in fractionation fees and product sales was only partially offset by the increase in transportation revenues.

     The Company's Oil & Gas Operations revenue for the three months ended March 31, 2002 and 2001 were as follows:

   Oil & Gas Operations Revenue For Three Months Ended March 31, 2002 and 2001
   ---------------------------------------------------------------------------
                                   2002     %                2001      %

Liquids (NGL) Sold               $97,205 10.75%            $276,882 21.78%
Fractionation Fees               295,761 32.70%             575,625 45.27%
Transportation Fees              452,531 50.04%             317,872 25.00%
Crude Tariff Fees                 33,080 3.66%               39,365 3.10%
Crude Oil Sold                     8,366 0.92%               32,085 2.52%
Residue Gas Sold                  17,137 1.89%               24,957 1.96%
Other                                367 0.04%                4,744 0.37%

Total Revenue                   $904,447 100%            $1,271,530 100%

     The reduced proportion of revenue generated by "Liquids (NGL) Sold" is a direct result of the shortened production period caused by the fire. Without fractionation capability at the Well Draw plant the Company did not have the ability to produce NGL component products for sale.

     Revenue from "Fractionation Fees" was also significantly impacted by the shortened production period. First quarter 2002 fractionation revenues were 51.4% of fractionation revenues for the comparable period in 2001. This corresponds closely with the proportion of the three months in which the fractionation process was functional at the Well Draw plant.

     During the seven months that the Well Draw plant was being re-constructed the Company's trucking operation continued to function and generate revenues. This was accomplished by management's ability to secure transportation contracts not originating nor terminating at the Well Draw plant. Results of this marketing effort are listed above. Revenues from "Transportation Fees" during the first three months of 2002 increased $134,659, or 42.4%, over the same period the prior year. The proportion of total revenue generated by this business increased from 25% in Q1 2001 to 50% in Q1 2002 and is a result not only of the revenue increase but also of the revenue decreases in liquids sold and fractionation fees.

Used Oil Refining Revenues
     Since it commenced operations in the used oil refining business, the Company has primarily derived revenues attributed to fees for engineering, plant design, license, exclusivity or other services associated with the Company's used oil refining technology. The revenue attributed to the used oil refining business varies significantly from quarter to quarter reflecting the status of the Company's fees and plant design services.

     Used oil refining revenues contributed $0 total revenues for the three month period ended March 31, 2002.

Direct Costs
     Direct costs decreased $287,888, or 35.1%, to $532,948 for the three months ended March 31, 2002, compared to $820,836 for the three months ended March 31, 2001. As a percent of revenues, direct costs decreased to 58.9% for the three months ended March 31, 2002 compared to 64.6% for the three months ended March 31, 2001.

     The $287,888 decrease in direct costs was largely due to the shortened production period compounded by lower market cost for natural gas products. The average market price for natural gas products was 46% lower during the first three months of 2002 than during the same period in 2001. Producer payments and plant fuel purchases decreased $208,565 or 65.9% to 108,033 for the three months ended March 31, 2002 compared to $316,598 for the three months ended March 31, 2001. The shortened length of plant operation during the three months ended March 31, 2002 also contributed to the proportional decrease in direct costs such as repairs, chemicals and supplies.

     Miles logged by drivers in the Company's trucking operation increased 63,522 or 30.2% during the first quarter of 2002 over the same period in 2001. As a result fuel costs increased $27,851 or 43.8% to $91,459 for the three months ended March 31, 2002 compared to $63,608 for the three months ended March 31, 2001.

      There were no direct costs during the current period attributable to used oil refining operations.

Selling, General and Administrative
     Selling, general and administrative expenses consist principally of salaries and benefits, travel expenses, insurance, legal and accounting, outside contract services, information technical services and administrative personnel of the Company.

     Selling, general and administrative expenses increased $76,136, or 29.7% to $332,398 for the quarter ended March 31, 2002, compared to $256,262 for the three months ended March 31, 2001. As a percent of revenues, selling, general and administrative expenses increased to 36.8% for the three months ended March 31, 2001, compared to 20.2% for the three months ended one year earlier.

     The increase in selling, general and administrative expenses was mainly attributed to increases in administrative wages and travel expenses. Increased administrative attention was given to the final stages of reconstruction at the Well Draw facility. Many of these salary and travel costs were not capitalized. Also, in response to heightened interest in the Company's oil re-refining technology, management hired an additional engineer resource to assist in anticipated re-refining projects.

Depreciation and Amortization
     Depreciation and amortization expenses decreased $81,422 or 38.4% to $130,637 for the three months ended March 31, 2002, compared to $212,059 for the three months ended March 31, 2001. As a percent of revenues, depreciation and amortization expenses decreased to 14.4% for the 2002 period compared to 16.7% for the three months ended March 31, 2001.

Research and Development
     Research and development expenses were mainly attributable to the development and enhancement of the Company's used oil refining technology. The Company will continue to incur research and development expenses as it continues to develop its used oil refining technology.

     Research and development expenses decreased $504, or 29.1%, to $1,226 for the three months ended March 31, 2002, compared to $1,730 for the three months ended March 31, 2001. As a percent of revenues, research and development expenses remained at 0.1% for the quarter ended March 31, 2002.

Loss from operations
     Loss from operations increased $73,405, or 379.2%, to a loss of $92,762 for the three months ended March 31, 2002, compared to a loss of $19,357 from operations for the three months ended March 31, 2001. The $73,405 decrease in income from operations was attributed to the shortened production period, which resulted in a 28.9% decrease in revenues and an associated 35.1% decrease in total costs.

Other income (expenses)
     Interest expense to a related party increased $39,562 or 36.4%, to $148,192 for the three months ended March 31, 2002, compared to $108,630 for the three months ended March 31, 2001. This increase in interest expense to a related party was primarily attributable to the Company note agreement with its major creditor. The Company recognized a gain of $441,000 related to its insurance policy on the Well Draw facility as a result of the fire which occurred in August 2001. On September 22, of 1999, 2000 and 2001 the Company did not pay this major creditor the installments due under the note agreement. As a result, the note ($3,595,920) is currently in default. Under the note agreement, if default occurs any installments not paid when due shall bear an increase in interest to fourteen percent (14%).

Liquidity and Capital Resources
     Sources of liquidity for the Company are revenues from oil and gas operations and revenues from the sale of its hydrocarbon refining technology. Currently, the only consistent ongoing revenue sources to the Company are from its oil and gas operations in Wyoming. The Company receives revenues from its used oil refining technology when a sale or license is executed. On-going royalty fees will be received from the Australia Plant (see Part II - Item 1 - Legal Proceeding), and the Spanish Plant as commissioning and acceptance are completed. While the Company continues to work with potential purchasers of its technology, such sales and expected revenues are uncertain and unpredictable.

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

     Management has put strict restraints on all capital expenditures with the exception of the replacement of fire-damaged equipment or any other necessary expenditure to maintain current operations.

     The Company's net cash provided during the quarter ended March 31, 2002 was $61,749 compared to $175,736 for the same period ended March 31, 2001. The net decrease of $113,987 in cash provided for the quarter ended March 31, 2002 was primarily a result lower sales during that period compared with the same period in the prior year.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Transpacific Industries - Australia
     In September 1996, the Company signed an exclusive purchase agreement with Transpacific Group of Companies granting them exclusive rights to the Technology for all of Australia. Under the terms of the agreement, Transpacific purchased from the Company a 24,000-gallon-per-day plant for $3.4 million.

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

Item 2. Changes in Securities:

      None

Item 3. Defaults Upon Senior Securities:

     On September 9, 1998, the United States Bankruptcy Court for the District of Utah confirmed the plan of reorganization under Chapter 11. The Company reached agreement with its major creditor during the Chapter 11 case and the terms of the agreement were incorporated in the plan. The terms of the agreement included a new trust deed note dated September 22, 1998 for $3,600,000, together with interest at the rate of 7% per annum on the unpaid principal. The Company is obligated to make quarterly payments of all accrued interest beginning on December 22, 1998 and continuing until September 22, 2002. The Company is also obligated to make principal payments of $750,000 on September 22, 1999, $1,000,000 on September 22, 2000, $1,000,000 on September 22, 2001, and $850,000
on September 22, 2002. To date none of the principal payments have been made. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a new Pledge Agreement with this major creditor pledging stock of all subsidiaries of the Company.

     In August of 1999, the Company received $4,080 for its interest in the Hat Creek #2 well. Under the pledge agreement with this major creditor, all proceeds from the sell of Company assets will go to pay down the principal portion of the note. After applying the proceeds from this sell the note was reduced to $3,595,920.

     As of May 13, 2002, the Company has not paid the first three principal payments due under the trust note. As a result, the note for $3,595,920 due to this major creditor is currently in default. Under the trust deed note if default occurs in the payment of installments of principal or interest, the holder thereof, at its option and without notice or demand, may declare the entire principle balance and accrued interest due and payable. Also if default occurs any installments not paid when due shall bear interest thereafter at the rate of fourteen percent (14%) per annum until paid. The note is secured by Trust Deeds securing a security interest in the Company's Alpine Office located in Alpine, Utah and a security interest in all assets of Interline Energy Service, Inc. The Company executed a pledge agreement with this major creditor pledging stock of all subsidiaries of the Company. Per the trust deed note and pledge agreement, upon default, the major creditor can exercise his rights and sell or demand the Company to sell the collateral or any part of the collateral to cure the installments in default or the total due under the note. As of May 13, 2002, the Company also has not made the required interest payments.

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

Dated: May 13, 2002                 INTERLINE RESOURCES CORPORATION


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

Date              Title             Signature

May 13, 2002      Chairman          /s/ Michael R.  Williams
                  and CEO           ------------------------
                                    Michael R. Williams

May 13, 2002      President/        /s/ Brice Bergquist
                  And COO           -------------------------------
                                    Brice Bergquist