Form 10KSB
period 2007-12-31
INTERLINE RESOURCES CORP
filed 2008-07-08
CIK 841533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       December 31, 2007

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number       0-18995

Interline Resources Corporation

(Exact name of registrant as specified in charter)

     Utah                                                 87-0461653

State or other jurisdiction of                 (I.R.S. Employer I.D. No.

incorporation or organization

160 West Canyon Crest Road, Alpine Utah 84004

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 756-3031

Securities registered pursuant to section 12(b) of the Act:

Common Stock, Par Value $0.005

None

      (Title of Class)

(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [  ]  No [X]  (2)  Yes[X]  No  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

State issuer's revenues for its most recent fiscal year: $62,070

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   The bid on June 26, 2008, was $1.28 giving the shares held by non-affiliates a market value of $11,514,033.  There are approximately 8,995,338 shares of common voting stock of the Issuer beneficially owned by non-affiliates.

As of June 26, 2008, the Registrant had 17,443,058 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements.

Overview

Interline Resources Corporation (the “Company”) is a Utah corporation with its principal and executive offices located at 160 West Canyon Crest Road, Alpine, Utah 84004, telephone (801) 756-3031.  The Company has had limited operations since a fire destroyed our Well Draw Gas Plant in June 2002.  Since the fire, the Company has focused on finding financing to rebuild the Well Draw Plant and on settling litigation matters related to the fire.

The Company is rebuilding the Well Draw Gas Plant and to this end has obtained interim financing for construction on the plant.  If the Company is able to obtain long term financing, the Company hopes to engage in: (1) operating the Well Draw Gas Plant which will hopefully be able to operate as a 5,000 barrels a day crude oil topping plant, (2) utilize our used oil refining technology to build company owned facilities, and (3) rework our shut in oil wells if geological reports demonstrate oil can still be removed from such wells in economical quantities.

All of the Company’s business plans are contingent on obtaining additional financing.  Without additional financing, the Company will not be able to pursue any of its plans and would be in default on existing obligations.

Our Well Draw Gas Plant is owned through our interest in a limited liability company called NorthCut Refining LLC (“NorthCut”).  We own seventy-five percent (75%) of NorthCut with the party who helped us secure interim debt financing for the construction of the plant owning the other twenty-five percent (25%).  We commenced construction on the Well Draw plant in July of 2007 and hope to complete it in the third quarter of 2008, pending additional financing.  Our used oil refining technology is operated by our wholly owned subsidiary, Interline Hydrocarbons, Inc. (“Interline Hydrocarbons”), a Wyoming corporation.

Crude Oil Topping Plant

Our Well Draw Gas Plant experienced two consecutive fires during a 10 month period between August 11, 2001 and June 22, 2002.  Following the second fire, we were unable to obtain financing to rebuild the plant and were forced to shut operations down while we searched for additional financing.  In 2007, we were able to locate some additional short term construction loans and as part of this financing created a limited liability company to own and operate the plant.  As a condition of the financing, we retained a seventy-five percent interest in the plant and act as operator of the plant.  As part of the construction expenses related to the plant, we borrowed thirteen million three hundred fifty thousand dollars ($13,350,000) to rebuild the plant.  The funds borrowed are short term financing and because of the risk associated with the rebuild, the interest rate on the funds is twenty-four percent (24%).  Accordingly, we are actively looking for long term financing to repay the loan.  If we cannot obtain the long term financing, we will be forced to shut down and default on the loan.  We have almost a two million dollar interest payment due August 1, 2008, which we currently do not have the funds to pay.

As part of the construction of the Well Draw plant, we have made a decision to rebuild the plant as a crude topping plant.  This decision was arrived at after an analysis of the existing market forces related to oil  prices generally, and those existing specifically in the local area and the strong market for finished product sales.  Prior to the fire, the plant operated as a fractionator and processor of natural gas liquids.

A crude oil topping unit is the first step in traditional crude oil refineries. There is no chemical processing (cracking, unification, or alteration) in a topping plant.  A topping plant only requires a distillation column and a heat supply to separate the gasoline and diesel light ends from the feed stock.  Topping plants were common in the 1950’s, when concerns about the lead content in motor fuels were not recognized.  However, beginning in the early 1960’s, scientists became increasingly aware of the dangers of lead in motor fuels, and in response, the EPA began to restrict lead levels to percentages that topping plants were unable to meet.  As a result, essentially all of the topping plants ceased to exist.

The Company’s crude oil topping unit includes the existing Well Draw natural gasoline stabilizer, a new vacuum distillation tower, process heat system, condensing equipment, electronic controls, process piping, raw and finished product storage tanks, laboratory equipment and product loading and unloading equipment.  The plant will also include installation of additional crude oil distillation equipment, product storage vessels, product loading and unloading equipment and process instrumentation and control systems.  The plant has been designed to operate at a through-put of 5,000 barrels of crude per 24 hour day.

The Plant has been designed to run a specific crude slate of approximately 1,000 bbls of 40 gravity oil (“crude”) and 4,000 bbls of 54+ gravity condensate (“condensate”), for a total of 5,000 bbls per day.  It was the local availability of this crude slate and the ability to blend straight gasoline with ethanol that made our topping plant feasible. Our crude supply will come from Wyoming Powder River Sweet Crude which is a high gravity low sulfur crude oil ideal for a topping plant.  Our plant is located in the south central Powder River Basin and in 2006 this basin produced approximately 43,000 barrels of crude oil daily.  This crude is either transported by pipeline or trucked out of the area.  Much of the trucked barrels pass directly next to our Plant on State Highway 59.  The Plant condensate will come from the D-J Basin, a prolific geologic structural basin centered in eastern Colorado extending into southeast Wyoming, western Nebraska and western Kansas.

Finished Products

The Plant will market 3 finished products: straight run gasoline (Naphtha), diesel and reduced crude.  The percentage amounts of each product that we will extract will be based on the crude slate we feed to the unit.  Operation of the Plant, and the actual yields is solely a function of the crude oil slate processed by the Plant, and the performance of the distillation tower.

Naphtha:  Naphtha is a mid stream refined product which is normally used as the main feed to a refinery's reformer to produce octane sufficient motor gasoline.  The Plant does not have a reformer.  Four Wyoming refineries, comprising about 98% of the state’s refining capacity, are located within 200 miles of the Plant.  The combined Naphtha straight-run gasoline demand of these refineries is about 6,500 barrels per day of which Well Draw historically supplied about 10% when it was operating as a fractionator.

In addition to selling naphtha to the refineries, we anticipate it can be sold to area ethanol manufacturers for use as a de-naturant. This is possible because of the products’ low sulfur content and the plant's ability to adjust the vapor pressure of its product to meet the precise needs of the ethanol manufacturers.

Off-Road Diesel.   Wyoming refiners currently produce about 1.6 million gallons of diesel fuel daily.  Despite this substantial local production, the state is a net importer of diesel fuel.  The major driving force of diesel consumption in Wyoming is the fact that Wyoming is a large coal-producing State.  We hope to be able to sell our off road diesel to these coal mines.

Reduced Crude.  The “bottom” products left after the distillation process is a cat cracker oil with a boiling point above 690 degrees Fahrenheit and a gravity below 40.  Essentially the topping Plant removes the top gasoline and diesel fractions from the crude barrel, and leaves the rest to be processed in a traditional crude refining process that utilizes more intensive processing.  Those processes include "cracking" – breaking large hydrocarbons into smaller pieces.  The Plant's reduced crude product would make a good Catalytic Cracker feed.

Because the Plant does not have the equipment to refine its bottoms into a finished product, selling it represents a deduct, or cost factor to the economics of the Plant.  In modeling the economics, we projected that to sell the bottoms, we would need to discount its price below its acquisition price.

No Sales Contracts

We have not entered into any purchase or sales contracts to either buy crude or sell our finished products.  Our success will be dependent on our ability to purchase crude and sell our finished products.  There can be no guarantee that we will be able to buy the quantity or exact modeled crude slate we have designed and modeled our economics around.  Further we cannot be assured that we will be able to produce on spec finished products, or sell our finished products in the quantity and price we have modeled.

Used Oil Refining

The Company through it wholly owned subsidiary Interline Hydrocarbons, Inc. (“IHC”) has in the past been active in it’s promotion of its’ patented re-refining technology.  Since 1993, the Company has assisted other companies in building six plants throughout the world.  Four of these plants are still in operation. The Company now is in the process of permitting a location in Point Pleasant, West Virginia for it’s first company owned domestic re-refinery.  The Company intends to actively pursue building a 25 thousand gallon per day plant along with blending facilities to sell lubricants into the local market. The Company has acquired an option to purchase 15 acres in Mason County, West Virginia. The option entitles the Company to complete the sale upon the grant of final permitting from the State of West Virginia. We are in the process of obtaining the air and water quality permits necessary to operate the plant.  The exact timing of such permits is unknown, and even if the permits are granted, we still would be required to raise the necessary capital to complete such a plant.

Our re-refining technology is based on the principal that base oil never “wears out.” It does, however, get contaminated, and the man made additives in the oil break down through use.  IHC has developed and patented a refining process that removes the additives, water, wear metals and other contaminants from used oil. It returns the base oil fraction that can once again be blended with additives into useful lubricating Group l base oils. Through this process, used oil, formerly considered a problematic waste substance, can be transformed into a valuable resource.  This technology, known as the “Interline Process,” is a closed loop system. We believe this process can be economic in medium-sized (25-50,000 gallon per day) refining applications. This process becomes more important today with the increasing scarcity of petroleum products. The finished base oil from the refining process can be blended into high quality lubricants in any market application. We believe collection of used oil to finished sales of lubricants is economically possible using the Interline model. Since its formation IHC has assisted other companies in building used oil refineries in the United States, Korea, Australia, Spain, England and Dubai.

Lubricating oils are manufactured from highly refined base oils and various additives that are scientifically formulated to give the lubricant special performance characteristics. The base oils in these lubricants are the most expensive and valuable product refined from a barrel of crude oil. Typically, a 42-gallon barrel of crude oil contains only ½ gallon of lubricant-quality base oil. The lubricants made from these base oils are used in internal combustion engines and in a wide variety of industrial machines and processes. Used oil, sometimes called “waste oil,” is any lubricating or machine oil that has become contaminated through use, making it unfit for its intended service. Although contaminated, the base oil contained in used oil is not worn out. In fact, it continues to possess all of the qualities that made it the most valuable faction in the crude oil barrel. Despite this fact, the vast majority of used lubricating oils are disposed of by burning. When used oil is burned the contaminants in the oil are emitted as atmospheric pollutants.

                Numerous methods have been developed to recover the base oil fraction from used oil for re-use. Most of these processes are not highly efficient, making them expensive to operate and, therefore, suitable to be used only in relatively large (2,000 barrel per day or larger) facilities. Although significant amounts of used oil are generated each year, few communities are capable of supplying a large facility solely from locally produced used oil. To supply such a refinery used oil must be shipped in from a large geographic area at substantial cost. Similarly, significant freight costs are typically incurred to ship the finished products from these refineries to market.

The scientific community has long realized that used oil can successfully be re-refined and restored to its original quality. In the early days when lubricant formulation was much simpler, without using so many additives, acid/clay was an effective way of breaking the additive bonds and returning a base oil. This was a very environmentally “un-friendly” process because of the acid sludge that remained after the separation. As new lubricants were designed for modern applications, greater quantities of additives were required to meet new standards and acid/clay distillation became ineffective. New technologies have been invented and are now practiced throughout the world. There are many strategies to achieve the separation of additives from used oil; however, the processes are capital intensive and technically challenging. We believe the Interline Process offers better options. Economics of re-refining has not made it widely used and is often not cost effective.  We are hopeful that our process will allow us to re-refine the oil at economic prices.

At this time we do not have the funds or necessary permits to build a facility to handle the re-refining.  The ultimate success of our operations in the re-refining area are still unknown and subject to substantial risk including we will not be able to obtain the necessary funding or permits and that the overall project, even if funding and permitting are obtained, will be able to re-refine the oil at economical prices.

Oil Well Production

The Company currently owns 100% working interests in five oil and gas wells in the Powder River Basin of Wyoming. Only one of these wells is currently producing with four having been shut down.  Interline proposes to rework the four shut down oil wells to recommence operations. The cost of reworking these wells is estimated at $800,000 dollars. The Company will attempt to fund the workover of these wells through cash flows derived from refining operation or through securing financing for such activity.   At this time, the Company does not have the funds to rework the wells and does not anticipate focusing significant resources on reworking the wells until our NorthCut operations are in production.  Additionally, we intend to have additional studies on the wells to determine if it is economical to rework the wells.  Although the wells had production in the past, any reworking of the wells will have to take into account the cost of such reworking with the potential oil which can be produced from the wells.  Since the wells have operated for a substantial time frame, the economic life of the well may have been exceeded and reworking may not be justified.

Funding Activities

After we settled the litigation incident to the fire at our facility in late 2004, our full time efforts were focused to obtain financing for the topping plant project.  Because of the financial condition of the Company and prior operating losses, funding proved difficult and it was not until 2007, we were able to locate funds to start construction on the plant.  In July of 2007, we started negotiating with Private Capital Group, Inc.  These negotiations resulted in the formation of a joint venture arrangement through the formation of NorthCut Refining LLC and the execution of definitive documents and funding of the Plant project.

In structuring the transaction, NorthCut Refining LLC was formed as a Wyoming limited liability company.  The Company contributed the Well Draw facility, including land, fixtures, equipment and all operating permits and received a 75% interest in NorthCut.  The funding group who arranged financing for the project received a 25% interest in Northcut. (PCG Midstream, LLC 5% and Northcut Holdings, LLC 20% “Funding Group”).  The Company is designated as Manger, however, until the construction loan is repaid, PCG  Midstream acts as a Co-Interim Manger.

A Construction Loan Agreement was entered into on September 10, 2007, by Private Capital Group, Inc., as Lender and NorthCut Refining as Borrower in the amount of $11,500,000.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan and pledging all of the assets of the Company.  The Promissory Note carries an interest rate of 24% per year.  The maturity date is August 1, 2009.

Because of increased costs during construction, on March 20, 2008 the Company borrowed an additional $650,000 from Private Capital Group at 24% interest for a six month term.  The proceeds were then loaned to NorthCut on the same terms.  On April 29, 2008 the Construction Loan was amended and an additional $1,200,000 was borrowed on the same terms of the original Construction Loan and Note.  In connection with this loan, the Company also granted the major funder of the Construction loan, an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.37 per share for a two year term, ending on April 17, 2010.  We have an interest payment of approximately $2,000,000 due on August 1, 2008.  Currently, we do not have the funds to make this payment.

Management Services Agreement

NorthCut and the Company executed a Management Services Agreement by which we will act as manger of the Plant for a term of fifty years.  Under the agreement, we will provide management, supervisory, and other general services to NorthCut and the Plant, and supervise and direct all aspects of the day-to-day operation of the Plant.  During the construction phase of the Plant, the Company receives a management fee of $86,000 per month for six months.  Once in operation, the Company receives a $40,0000 monthly operating fee.  The management fee is in addition to the Company’s 75% interest in NorthCut distributions.

Short Term Interim Loan Agreements

Although Company management and the Funding Group agreed to the substantive terms of the transaction in July, 2007, the Funding Group informed us that we would be required to go through an extensive due diligence review, as well as the drafting and negotiation of the several financing, collateral and operating definitive agreements.  It was anticipated that this could take up to 60 days.  Because of the urgency in our view to commence construction of the Plant as soon as possible to avoid extensive winter construction expenses and delays, the Company and NorthCut entered into a short term financing agreement with the Funding Group for $2,000,000 to be used to commence the project.  The Company and NorthCut executed a Secured Promissory Note.  The Funding Group also required personal unconditional guarantees from Michael R. Williams, Company CEO and Timothy G. Williams to secure the short term loan and note.  Mike and Tim Williams consented and executed the personal guarantees.  The $2,000,000 short term loan was repaid from proceeds of the Construction Loan described above.

Regulation and Environmental Compliance

Our activities are subject to existing federal and state laws and regulations which are applicable to crude oil refining, gas and oil gathering and oil and gas production.  In general, oil and gas production operations and crude oil refining and their economics are affected by tax and environmental impacts as well as other laws relating to the petroleum industry.  Crude gathering operations are regulated as a utility by the state of Wyoming.

The following overview is intended to focus only on some of the regulations faced by the Company and is by no means complete with respect to specific regulatory compliance issues.   The regulations we are subject to are extensive and constantly changing creating extensive expenses for the Company and risk of failure to comply with regulations which can result in extensive fines, penalties and even the risk of being shut down.

State Regulation of Oil and Gas Production

 In all areas where we conduct activities there are statutory provisions regulating the production of oil and natural gas.  State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations.  In addition, there are state statutes, rules and regulations governing conservation matters, including the utilization of pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such provisions may limit the rate at which oil and gas could otherwise be produced from our properties including wells owned by others connected to Company facilities and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Environmental Regulations

The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. These laws and regulations may also increase the costs of drilling and operating wells.  We may also be held liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990, or OPA ‘90.  In addition, we may be subject to other civil claims arising out of any such incident.  As with any owner of property, we are also subject to clean-up costs and liability for hazardous materials, asbestos or any other toxic or hazardous substance that may exist on or under any of our properties.  We do not believe that we are affected in a significantly different manner by these laws and regulations than our competitors in the oil and gas industry.

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The Resource Conservation and Recovery Act, or RCRA, and regulations promulgated there under govern the generation, storage, transfer and disposal of hazardous wastes.  RCRA, however, excludes from the definition of hazardous wastes “drilling fluids, produced waters and other wastes associated with the exploration, development, or production of crude oil, gas or geothermal energy.”  Because of this exclusion, many of our operations are exempt from RCRA regulation.  Nevertheless, we must comply with RCRA regulations for any of our operations that do not fall within the RCRA exclusion.

The OPA ‘90 and related regulations impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA ‘90 establishes strict liability for owners of facilities that are the site of a release of oil into “waters of the United States.”  While OPA ‘90 liability more typically applies to facilities near substantial bodies of water, at least one district court has held that OPA ‘90 liability can attach if the contamination could enter waters that may flow into navigable waters.

Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future, such as proposals made in Congress and at the state level from time to time, that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes” and make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements.

In connection with the due diligence required to obtain the Construction Loan, on September 6, 2007 a Phase 1 Environmental Site Assessment Report was completed by O&G Environmental Consulting, LLC which concluded that their assessment revealed no evidence of recognized environmental conditions in connection with the Plant.

 IRS Diesel Regulations

The diesel produced by the Plant will be “off-road” or “nonroad” diesel.  This diesel is also referred to as red-dye diesel or simply red diesel.  If diesel is sold to vehicles or equipment not traveling on public roads, the IRS does not impose a road tax.  In order to track this exempt diesel, the IRS requires that a red dye be added by the refinery.  If a vehicle is found on a public road with red dies diesel, the owner would be subject to a fine and penalty.  The Plant has been fitted with the required dye injections system to comply with the IRS regulations concerning red-dye diesel.  If we fail to treat the off-road diesel with red dye, we would be exposed to fines from the IRS.

EPA Regulations – Sulfur Content

The Environmental Protection Agency (“EPA”) regulates the permissible amounts of sulfur contained in motor fuels.  On August 30, 2004 the EPA adopted its final rule concerning the allowable sulfur content in nonroad diesel.  The rules apply to two classes of refiners: Small Refiners and Non-Small Refiners.  Because of the extraordinary costs that the new sulfur rules require a refinery to expend to install sulfur reducing equipment, the EPA recognized the financial disadvantage small refiners would incur in having to quickly implement the new regulations.  After hearings, the EPA adopted a Small Refiner exemption that granted small refiners additional time (a phase in) to accomplish the necessary equipment changes to reach the sulfur specification.

On June 30, 2006, NorthCut made application to the EPA to receive small refiner status in the name of NorthCut Refining.   On June 11, 2007 the EPA granted NorthCut Refining small refiner status with a non-highway baseline volume to produce 2,000 barrels of diesel per day.  On October 4, 2007 the EPA contacted NorthCut seeking further clarification as to the rational used to establish the 2,000 bd baseline.  The EPA has questioned the baseline amount of diesel proposed and supported by us.  We have corresponded back and forth with the EPA concerning this issue but the matter has not been resolved.  We believe it is likely, that the EPA will reduce the 2,000 b/d baseline.  Regardless of the ultimate determination of the EPA, the Plant can produce 500 ppm sulfur diesel for non road use in any quantity until June 1, 2010, and from June 1, 2010 until June 1, 2011 the Plant can produce 500 ppm sulfur diesel for locomotive and marine use. This reduction in capabilities could affect our future revenue stream and make it more costly to operate.

Sulfur Treating Equipment

NorthCut intends to install hydrocracking and hydrotreating equipment prior to the expiration of the 500 ppm sulfur limitation, which would allow the Plant to produce diesel meeting the 15 ppm requirement. As an additional benefit of installing a hydrocracker, the Plant will be able to convert its bottoms into diesel.  This would have a significant positive effect on the profitability of the Plant because instead of selling our bottoms at a loss, we will be able to sell them as diesel – the highest priced finished product we produce.  We have not estimated the costs of this equipment, nor the permitting requirements.  If we are unable to obtain the equipment and funding to install this equipment then on June 1, 2011, the Plant will be unable to produce diesel for sale anywhere in the U.S. diesel fuels market effectively making the plant no longer viable.

Safety and Health Regulations

We must also conduct our operations in accordance with various laws and regulations concerning occupational safety and health.  Since such laws and regulations are frequently changed, we are unable to predict the future effect of these laws and regulations.

Patents, Trademarks, and Copyrights

The Company owns the following patents and trademarks on file with the United States Patent & Trademark Office:

US Patent #	Expiration Date	Title
6174431	May 28, 2018	Method for obtaining base oil and removing impurities and additives from used oil products

Our patent is owned by our subsidiary Interline Hydrocarbons, Inc.

Research and Development

At this time, we are not engaged in any research and development.

Employees

As of June 27, 2008, we had 6 full time employees in Interline Resources, Inc. and 13 full time employees in NorthCut.  We have no part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Risk Factors

Our business is subject to a number of material risks, including, but not limited to, the following factors related directly and indirectly to our business activities.

Our financial statements contain a statement from our auditors questioning our ability to remain a going concern based on our lack of revenues and current ongoing expenses and obligations.  As we currently have no revenues and substantial financial obligations which we currently do not have funds to pay there is a substantial concern about our ability to remain in business.

Currently, we have very little revenue as we complete construction on our Well Draw Plant.  Production from our oil wells has decreased substantially in recent years and we have not produced any profits.  As such, we are completely dependent on financing from either debt or equity to remain in business.  Additionally, we have almost $2,000,000 interest payment due on August 1, 2008, and a loan payment of $650,000 due in September 2008.  We currently do not have the funds to make these payments.  If we are not able to obtain additional funds to make these payments, we would be considered in default and could lose all of our assets including the Well Draw Plant.  Given the financial condition of the Company and past losses, it may be difficult to obtain new financing.  If we are unable to obtain new financing, it is likely we will have to file for bankruptcy protection or close our operations and shareholders and investors would likely lose all of their investment in the Company.  The Company has had to file for bankruptcy protection in the past and has had financial problems since inception.   The future profitability of the Company is unknown as we are only in the process of constructing our Well Draw Plant and have no contracts for the sale of any of our products.  It is unknown as to whether we will be able to sell our products at economical prices to produce a profit.  Additionally, we will have to raise additional capital to not only pay off our short term debt commitments but to cover the addition of additional equipment on our Well Draw Plant to bring it into compliance with future environmental regulations.  If we cannot meet these future regulations, our plant may not be able to remain open which would most likely result in our terminating operations.  With all of our operations conditioned on financing, and no proven operations to support such financing, there is substantial doubt about our ability to remain in business or ever to produce any profits.

We lack the capital to make upcoming loan payments and may be declared in default of our loan obligations.

In an effort to obtain financing to reconstruct our plant, we borrowed funds at a very high interest rate and on a short term time frame hoping we would be able to refinance the loan.  Currently, we have almost a two million dollar interest payment due on August 1, 2008, and do not have the funds to make such a payment.  Additionally, another loan in the amount of $650,000 is due at the end of September 2008 and we also do not have the funds to pay such loan.  Without funds to make the interest payments and future loan payments, we will be in default of our loan obligations and since all of our assets are pledged on the loan, could lose the plant and all of our other assets.  If we go into default, we would be forced to file bankruptcy and it is likely we would have to liquidate all of our assets and shut down operations.

As we have not been in operations for several years, our future revenues are uncertain and our ability to stay in business is questionable.

The Company’s ability to make its payment obligations under the Construction Loan Agreement and Note is dependent upon the revenues generated by our operation of NorthCut.  Future revenues and expenses of the Company are subject to conditions which may change in the future to an extent that cannot be determined at this time.  Future revenues and expenses of the Company are subject to a variety of economic and other conditions, including (without limitation) fluctuations in the price of crude oil feed stocks and finished product prices for diesel, naphtha and reduced crude, which prices, in turn, are heavily dependent upon several factors, including without limitation (a) world and local crude oil prices, (b) unexpected decrease in supplies of crude oil, (c) the Company’s inability to purchase the specific crude slate required to operate the plant under its design parameters,  (d) the ability of the Company’s management to implement its business strategies, and (e) general economic conditions applicable to the economy, to the oil and gas industry, and to the other industries that comprise the primary markets in which the Company operates.  The occurrence of any of these events, or others not enumerated herein, may adversely affect the Company’s revenues and therefore may have a detrimental impact on the Company’s ability to satisfy its obligations under the Construction Loan Agreement and Note.

Since our operations terminated, we have had only limited operations and our future operations are dependent on a number of factors including financing and our future success is very uncertain.

The Company has no operating history or historical financial results for operating Well Draw as a crude oil topping plant.  Accordingly, we cannot guarantee complete operational efficiency.   Similarly, the Company has never purchased crude oil supplies nor directly marketed the naphtha, diesel and reduced crude finished products, although we have marketed natural gas products.  The local markets are currently being satisfied with the existing installed refining facilities, and therefore, in order to penetrate the market, we will need to compete on a price basis.  There can be no guarantee that we will succeed in locating purchasers of the type and in the quantity sufficient to generate profits.

Our operations are subject to extensive governmental regulations and if we fail to comply with these regulations we will be forced out of business and subject to extensive fines.

As discussed above, our operations are subject to extensive governmental regulations which are constantly changing.  Failure to comply with these regulations can result in fines, penalties and the potential of being shut down.  Additionally, the cost to comply with these regulations is extremely expensive and we may not have the funds to continue to update our operations or the regulations may make our operations no longer economical.  As we discussed, our Well Draw Plant will have to be updated with expensive equipment to be able to operate in the future.  If we cannot find the funds to update the plant with new equipment it is likely the plant would have to be closed making it difficult for us to stay in operations.  Additionally, our past operations could be subject to governmental clean up requirements which could be difficult for us to afford to pay and drain the Company of needed capital.

We will be dependent on finding purchasers for our products and at the present time we have no purchasers and/or customers.

NorthCut will derive all of its revenues from the sale of finished products.  In normal refineries, the reduced crude is fed to a cat cracker where it is converted into finished motor fuels.  NorthCut does not have a cat cracker.  Sale of the reduced crude to its closest refinery is dependent on the cat cracker capacity of the refinery.  Further, the reduced bottoms must stay in a heated state to remain viscous and therefore transportation of the bottoms must be accomplished in heated tankers.  If the bottoms are sold to other area refineries, transportation costs to deliver the product result in a substantial discount to the value of the product.

We will have to produce letters of credit for crude purchases or find other sources of financing our crude purchases which we currently do not have the ability to generate.

When purchasing crude, NorthCut will be required to post a Letter of Credit ("LC") for an amount equal to 30-60 days of crude purchases.  The typical industry accounting cycle is as follows:  Crude is purchased for 30 days. Within 10 days of the end of the month the crude seller presents its billing statement to the Company covering the previous 30 days of delivery.  NorthCut is obligated to pay the invoice by the 20th of each month.  Initially, therefore, there is a 50 day period wherein the crude seller is extending credit to NorthCut.  After the first accounting cycle, payment frequency becomes every 30 days.  NorthCut anticipates receiving payment for its diesel and straight run gasoline sales every 15 days and therefore on a cash flow basis will have received 45 days worth of sales revenue to pay for the 30 days of crude purchases.  The Company has had discussions with lending institutions to obtain a letter of credit (“LC”), however, no lending institution has been willing to commit to provide the LC at the time of this filing.  If we are unable to obtain an LC, then our purchases of crude would need to be arranged without our ability to post the LC.  To do this, it would be necessary for us to pledge certain assets of NorthCut and the Company, or enter into further equity partnership with third parties who could provide credit security for crude purchases.  If these efforts failed, then our Plant would not have a crude supply to process, no revenues would be earned, we would default on the Construction Loan, and be forced to file bankruptcy.

The nature of our business exposes us to extensive operating Hazards and uninsured risks.

Our operations are subject to the risks normally incident to the operation of crude oil refineries and topping plants, gathering systems, and oil and gas production. Those risks include fires, explosions, pipeline ruptures, pollution and hazardous material releases, equipment malfunction and breakdowns, and operations errors and omissions, any of which could result in damage to or destruction of Company facilities or a suspension of operations or damage to persons or property.  The Company has obtained insurance we believe to be adequate; however, the Company is not fully insured against certain of these risks, either because insurance is unavailable, because management elects not to insure due to high premium costs, or because the insurance is not necessary in the judgment of management. The occurrence of an event not fully insured against could have a material adverse effect on our financial position.

NorthCut’s Plant faces operating hazards and the potential limits on insurance coverage could expose us to significant liability costs.

Our operations could be subject to significant interruption, and our profitability could be impacted if the Plant experienced a major accident or fire, was damaged by severe weather or other natural disaster, or was otherwise forced to curtail its operations or shut down.  A major accident, fire or other event could damage our Plant or the environment or cause personal injuries. If our Plant experiences a major accident or fire or other event or an interruption in supply or operations, our business could be materially adversely affected if the damage or liability exceeds the amounts of business interruption, property, terrorism and other insurance that we maintain against these risks.  The Plant consists of many processing units, a number of which have been in operation for many years. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units.  Scheduled and unscheduled maintenance could reduce our revenues during the period of time that our units are not operating.

We may have to sell additional shares of our stock to attract financing and bring in qualified managers which will result in dilution to shareholders.

Since we do not currently have extensive capital or ongoing revenue, we may have to sell additional shares of our stock to raise capital.  Given the current state of the Company, it is likely any stock sales would have to be at discount to current market prices and would result in further dilution to existing shareholders.  Additionally, in order to attract qualified managers, given our lack of capital, we may have to issue shares of our stock as incentive to bring in managers and employees.  Any such issuance could result in additional dilution to existing shareholders.

Our stock is very thinly traded and trades on the Pink Sheets and is not followed by analyses making our stock very illiquid and investors may have trouble selling any shares they purchase.

Shares of our common stock currently trade on the Pink Sheets with very limit volume.  Inventors may have difficulty disposing of shares they purchased based on the limited volume.  Additionally, if the bid price for our common stock is below $5.00 per share, our common stock would be subject to special sales practice requirements applicable to “designated securities” on “penny stocks” which are stock which trade below $5.00 per share and whose underlying companies do not meet certain minimum asset requirements. No assurance can be given that the bid price for our common stock will be above $5.00 per share following the Offering. If such $5.00 minimum bid price is not maintained and another exemption is not available, our common stock would be subject to additional sales practice requirements imposed on broker-dealers who sell the common stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. These limitations make it difficult for broker dealers to sell penny stocks and most will not recommend a penny stock or sell a penny stock except to long term customers who are accredited investors. Because of these limitations many brokers do not follow penny stocks or recommend them to clients. Consequently, the penny stock rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of persons acquiring our common stock to resell such securities in any trading market that may develop. If brokers do not recommend the Company to their clients, it may be difficult to establish a market for the securities or to develop a wide spread shareholder base. Therefore, an investor trying to resell our shares may have difficulty because there may be little demand for our shares and even small share sales may result in a reduction in our share price.

ITEM 2. DESCRIPTION OF PROPERTIES

Corporate Offices

The Company's executive, administrative and accounting offices are located at 160 West Canyon Crest Rd., Alpine, Utah 84004.  This facility consists of approximately 11,659 square feet of office space on about 1.5 acres of land that is owned by the Company.  Management believes this building will be sufficient for the Company’s needs for at least the next twelve months.

Crude Topping Plant

The Plant is located on approximately 2 acres of the 19 acres owned by the Company.  Plant operations are carried out in an approximately 10,000 square foot metal office building which houses our lab, plant operating control and computer station, offices, break room, dressing area and shower, and a shop area.  In 2007, we purchased 12 acres and a 10,000 square foot shop and office building for approximately $115,000 which we use for storage, equipment repair and other field related purposes.  We own two other structures which house compressors, and other Plant related operating equipment.

Crude Gathering Pipeline

In 1995, we purchased Conoco's Southern Powder River Basin crude oil gathering system.  It consists of 180 miles of 3", 4" and 6' inch buried pipe which had approximately 40 wells connected to the system.  There are also 9 storage tanks ranging in size from 10,000 bbls to 400 bbls for a total of 50,000 bbls of total field storage and associated transfer pumps, valves and fittings.  The pipeline is an intrastate regulated pipeline and the Company’s  Wyoming posted tariff rate is 75¢ per barrel.  The oil transported on the system was Wyoming sweet crude.  Currently this pipeline is not operating.

In 2006, the crude line transported 84,836 barrels of oil until October 2006, then two significant events affected the value and use of the system.  The pipeline is a gathering system that is connected to an intrastate mainline owned and operated by Belle Fourche Pipeline Company (“BF”).   In addition to owning the mainline, BF also operates a gathering system similar to ours.  In past operations, the wells connected to our system, delivered approximately 15,000 – 16,000 barrels per month. The crude from the wells was gathered in the gathering lines to storage tanks owned by us.  The oil was then transferred into BF’s mainline throughout the month via a transfer pump. On April 16, 2006 BF filed an application with the Wyoming PSC to discontinue crude oil pipeline transportation services on the line to which we connected and use their own lines.  As a result, our lines and crude system is a stranded system with no pipeline outlet for oil transported within the system.

Contingent Liability

The Company has a current inventory balance of 26,541 barrels in the pipeline.  We do not own the oil, we only provide transportation services.  The actual physical inventory can’t be known until the line is emptied.  We are obligated to redeliver the inventory to the owners of the crude.  To do this, we are in the process of blowing down the lines by use of compressors and field labor.   The Company receives $0.07 per barrel for each barrel delivered based on its published tariff rate.  As of May 30, 2008, 7,908 barrels have been delivered to the owners leaving the estimated 26,541 barrels still to be delivered.

Connection to crude topping plant

Although there is no connection to transport oil out of the gathering systems physical location, the Company has connected the crude system to NorthCut’s crude topping plant.  With this connection it is anticipated that we will be able to restart crude transportation in our system and deliver oil straight to NorthCut’s crude oil storage tanks.  This is an advantage to us because it reduces trucking activity, reduces transportation costs for producers and shippers, provides a more reliable delivery system during adverse weather conditions in the winter, provides us with an opportunity to connect new production to our system and allows us to receive transportation income.  Because we do not own the oil in the system, it will be necessary for the shippers to agree to sell their oil to NorthCut.  If they do not agree, then the Company will be obligated to empty the line and deliver oil to the shippers.

Natural Gas Gathering system

The natural gas gathering system was built and connected to the Well Draw Gas plant in 1973 and consists of approximately 60 miles high pressure discharge line, 120 miles of low pressure gathering lines and 90 miles of low pressure fuel return lines and associated valves, tanks, fittings and other appurtenant equipment.  When the Company purchased the Well Draw Gas plant in 1990, the sale included the gathering system.  The system covers an area approximately 70 by 40 miles.

The natural gas gathering system was acquired in 1990 when the Company purchased the Well Draw Gas plant.  The system was connected to the gas plant.  In 2006, we sold approximately 19 miles of high pressure discharge line for $175,000.  The Company currently owns the following:  41 miles high pressure discharge line, 120 miles of low pressure gathering lines and 90 miles of low pressure fuel return lines and associated valves, tanks, fittings and other appurtenant equipment.  The pipe sizes are: nominally 4”, 6” and 8”.   There is currently no gas being transported in the system.  Because our system is in an area where the original wells connected to the system are depleted, or have been connected to other pipelines, the system has only a limited present value.  Unless additional wells are drilled in our gathering area, we have no prospects of operating our gas system and receiving revenues from our gas system.

Hat Creek Partnership

The Hat Creek Partnership, of which the Company owns a 20.4% interest, owns working interests the CH Federal well and a 13 mile gathering line connected to our gas gathering system. The well has not produced since 2001.

Oil Wells

In 1992, the Company purchased leasehold interests in three operating wells (Werner A-1, A-2, Ridge Federal #1), and two drilling locations in Converse County, Wyoming.  In 1993 we drilled the Werner 12-29 and Werner 14-29.  All  but one of these wells is currently shut down.  For the year ended December 31, 2007, the one operating well produced approximately 1,119 barrels of oil and no natural gas.

ITEM 3. LEGAL PROCEEDINGS

Currently, the Company is not involved in any legal proceedings.  The Company has received a letter from the Securities and Exchange Commission informing the Company that it is late in making its period filings with the SEC. The Company is currently trying to bring its filings with the SEC current.  The Company has settled several lawsuits in the past several years including lawsuits related to our Well Draw Plant fire, to unpaid promissory notes and to certain matters related to our re-refining process.

Interline Hydrocarbons, Inc., recently withdrew from litigation in the Supreme Court of Queensland, Australia, against Brenzil Pty Ltd and Nationwide Oil Pty Ltd for breach of contract.  This claim was originally filed in Australia in July 2000.  Interline was notified in May 2008 that its funding entity in Australia, IMF, was withdrawing from participation in the litigation after having spent in combination with Interline over one million dollars on the case.  Interline management made the decision to withdraw after determining that  the long and expensive litigation process in Australia has no definite end in sight, and the continued commitment of resources and energy to this activity was not in the best interest of Interline nor the stockholders.  By withdrawing at this time and establishing a mutual no-fault settlement agreement with Brenzil Pty Ltd and Nationwide Oil Pty Ltd, the Company will avoid potential ongoing court cost, legal fees, and counter claims which would divert needed funds from ongoing operations.  The resources of the Company which would be required for continued effort on the case in Australia are seen as better spent on moving the Company forward in current and planned projects.

The Company was involved in three separate legal actions arising from a fire that occurred at Well Draw Gas plant on June 22, 2002.  The Company was represented by its corporate counsel, Timothy G. Williams.  The main action, Interline vs. Basin Western  was filed in Converse County, Eighth Judicial District Court of Wyoming, Civil Action No. 13629.  A two week trial in September of 2003 resulted in a jury finding of 50/50 fault between the Company and Basin and a finding of zero damages.  The Company filed a motion for a new trial on damages.  Prior to ruling, the court instructed the parties to have a mediation proceeding.  The parties reached a settlement for $1,870,000 million dollars.  Settlement agreements and releases were executed, and the action between the Company and Basin were dismissed with prejudice on January 23, 2004.

Under certain  Note’s and Warrant Purchase Agreements, the Company owed Maurice Sabbah principal and interest in the amount of approximately $5.2 million dollars.  As a secured creditor of the Well Draw Plant, Basin Western required that Sabbah join in the settlement and dismissal of the action.  In order for Mr. Sabbah's consent to the settlement, he required that the Company satisfy his outstanding Notes.  The Company and Sabbah entered into a “Settlement and Release Agreement” whereby  Sabbah released all claims against the Company for $1.4 million dollars and the issuance of 300,000 shares of the Company’s common stock.

The remaining claimants and two other actions arising from the fire were resolved in settlements of:  $5,000 to settle damages to an adjoining land owner; $20,000 to settle damages to a tanker truck on location that was destroyed, $15,000 paid to settle damages for loss of the equipment and personal property lost in two tractor trailer rigs destroyed in the fire, and $25,000 for damages to a building adjacent to the plant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of our Company's stockholders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is quoted on the pink sheets under the symbol "IRCE.PK".  The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

Period (Calendar Year)

                          Price Range

 High

                  Low

               2006

First quarter

$

.19

$

.08

Second quarter

$

.24

$

.08

Third quarter

$

.25

$

.09

Fourth quarter

$

.14

$

.06

               2007

First quarter

$

.25

$

.06

Second quarter

$

.80

$

.13

Third quarter

$

1.50

$

.50

Fourth quarter

$

3.50

$

1.20

On June 18, 2008 the closing bid quotation for the Company’s common stock on the Pink Sheets was $1.55 per share.  Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On June 10, 2008, there were 17,443,058 shares of common stock outstanding held by approximately 444 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

To date, the Company has not paid dividends with respect to its common stock.  Management plans to retain future earnings, if any, for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying any dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The Company currently does not have a stock option or other equity compensation plan approved by its shareholders.  Consequently, no shares of the Company’s common stock have been reserved for issuance under equity compensation plans.  The Board of Directors of the Company, at its discretion, has issued stock options to employees, officers, directors and others.

The following table summarizes the Company’s outstanding stock options as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Stock options not approved by security holders	1,000,000	$.20	not applicable

Recent Sales of Unregistered Securities

In September 2007, the Company issued 250,000 shares of its restricted common stock to Gearle D. Brooks upon exercise of stock options at $0.12 per share in exchange for retirement of debt and accrued expenses of $30,000, and 427,013 shares of its restricted common stock at $0.40 per share in exchange for retirement of debt and accrued expenses of $170,803.

In August 2007, the Company issued 25,000 shares of its restricted common stock to Barry Dampman for services valued at $15,000.

In April 2007, the Company issued 75,000 shares of its restricted common stock to Casey Hall for interest expense valued at $12,750.

Holders.

The number of record holders of our common stock as of June 10, 2008, was approximately 444.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Use of Proceeds of Registered Securities.

The Company did not sell any registered securities during the year ended December 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers.

The Company has not purchased any of our equity securities during the year ended December 31, 2007, and are not aware of any affiliates of the Company purchasing any of our equity securities.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal operations and revenues.

NorthCut Refining LLC (“NorthCut”) was formed as a Wyoming limited liability company in July 2007 to rebuild the Well Draw Gas Plant into a 5,000 barrel a day crude oil topping plant.  The Company contributed the Well Draw facility, including land, fixtures, equipment and all operating permits (the “Plant”), receiving a 75% member interest in NorthCut.  The parties who arranged financing for construction of the project received a 25% interest in NorthCut (PCG Midstream, LLC 5% and NorthCut Holdings, LLC 20% “Funding Group”).  The Company is designated as the Manager and will oversee and direct all aspects and operations of NorthCut and the Plant.  PCG Midstream acts as a Co-Interim Manager until the construction loan is repaid.

The Construction Loan Agreement was entered into by Private Capital Group, Inc., as Lender and NorthCut as Borrower.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan, and pledging all of the assets of the Company.  The Promissory Note carries an interest rate of 24% per year.  The maturity date is August 1, 2009.  The Operating Agreement provides that 75% of the Available Cash each month will be paid to reduce the loan amount.  The Company receives the remaining 25% of Available Cash, and the funding group receives no distributions until after the loan has been paid back.

NorthCut and the Company executed a Management Services Agreement by which the Company will act as manager of the Plant for a term of fifty years.  Under the agreement, the Company will provide management, supervisory, and other general services to NorthCut and the Plant, and supervise and direct all aspects of the day-to-day operation of the Plant.  During the construction phase of the Plant, the Company receives a management fee of $87,000 per month for six months.  Once in operation, the Company receives a $40,000 per month operating fee.  These fees are eliminated in consolidation in the accompanying consolidated financial statements.

Until the construction loan is repaid, all profits and losses are allocated 100% to the Company.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  As a result, the Company, on a consolidated basis, has an accumulated deficit of $12,505,643 and a total stockholders’ deficit of $2,441,271 at December 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing with other sources.  In addition, the Company has formed the NorthCut Refining LLC and arranged financing to rebuild and operate its Well Draw facility.  The Company is hopeful NorthCut will commence commercial operations in the later part of 2008, and the Company anticipates that its share of management fees and cash distributions from NorthCut, after related debt obligations have been satisfied, will contribute to the working capital of the Company.   The company does have an interest payment due in August 2008 and if not made the Company would be in default of its loan obligations potentially causing its assets to be sized by the secured party on the loans.  At this time, the Company does not have the ability to make the loan payment and will be dependent on equity or debt financing to make such interest payment which is almost $2,000,000.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 30 years.  Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Oil and Gas Accounting – Operation of oil and gas properties currently does not generate a significant portion of the Company’s consolidated revenues.  The Company has not engaged in or acquired any new oil or gas producing properties during the years ended December 31, 2007 and 2006.  Because the net book value of capitalized oil and gas equipment on the Company’s one producing well is not significant to the consolidated financial statements taken as a whole, those assets are being depreciated over their estimated useful lives.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the years ended December 31, 2007 and 2006.

Asset Retirement Obligations – The Company is subject to certain regulations implemented to protect the environment.  These regulations require that when oil and gas wells are abandoned, the owners or operators must perform certain reclamation activities related to the oil and gas wells, including plugging the well, removing surface equipment and providing restoration of the well site’s surface.  Accordingly, a liability has been established in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, equal to the present value of the Company’s estimated future asset retirement obligations.  Over time, accretion of the liability is recognized as an operating expense and included in cost of revenues.  No related capitalized cost has been recorded by the Company for the asset retirement obligations since it has only one operating well and does not have proven oil and gas reserves.

Revenue Recognition – Revenue for sale of product is recognized when a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

Stock-Based Compensation and Equity Transactions – The Company has issued stock options to its employees and consultants.  On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of Financial Accounting Standards Board (FASB) Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R or APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Additionally, in accordance with Emerging Issues Task Force (EITF) 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2007 and 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Results of Operations

Revenues

Historically, the Company’s operations involved natural gas gathering and processing, crude oil gathering, fractionation, marketing of natural gas liquids, and oil and gas production.  The gas is processed and fractionated into its constituent natural gas liquid products and remaining residue gas.  Residue gas is sold into a major interstate pipeline and the natural gas liquid products are sold to both end users and other major refineries for further refinement.

The Company owns and has had limited operations in several oil wells, a natural gas pipeline system and a crude oil pipeline.  Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal, decreasing revenues from these sources.

During the year ended December 31, 2007, revenues were $62,069 compared to revenues of $335,503 for the year ended December 31, 2006.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues will vary depending on the mix of revenues during the period.  In addition, cost of revenues as a percentage of revenues has been unusually high due to the minimal level of operations, since a portion of these costs are fixed costs.

During the year ended December 31, 2007, cost of revenues was $127,339 or 205% of total revenues.  During the year ended December 31 2006, cost of revenues was $243,337, or 73% of total revenues.

General and Administrative

General and administrative expenses increased $720,360, or 102%, to $1,424,465 in the year ended December 31, 2007, from $704,105 in the year ended December 31, 2006.  General and administrative expenses include all direct costs for administrative personnel, stock-based compensation, and all rents, property taxes and utilities for maintaining the Company office.  The increased level of general and administrative expenses in the current fiscal year resulted from additional stock option expense and from additional administrative expenses related to the start up operations of NorthCut.

Depreciation

Depreciation expense remained fairly constant year-to-year, with depreciation expense of $75,449 for the year ended December 31, 2007 compared to $76,186 for the year ended December 31, 2006.

Interest Expense

Interest expense increased to $731,406 for the year ended December 31, 2007, compared to $95,334 for the year ended December 31, 2006.  The interest expense increased in the current year primarily due to the NorthCut plant construction financing.

Gain on Disposal of Assets

During the years ended December 31, 2007 and 2006, the Company received $175,000 and $114,700, respectively, from the sale of idle, fully depreciated assets, and reported a gain on sale of assets for these amounts.

Liquidity and Capital Resources

At December 31, 2007, the Company had current assets of $301,172, including cash of $252,299 and current liabilities of $1,246,934, resulting in working capital deficit of $945,762.  A significant portion of the current liabilities relate to NorthCut plant construction costs payable and accrued interest payable on the NorthCut plant construction financing.

At December 31, 2007, the Company had total notes payable and long-term debt of $10,245,341, a total of which of $180,110 was reported as a current liability.  Of this indebtedness, $9,400,000 represented construction financing.

A Construction Loan Agreement and Promissory Note for Plant construction were entered into on September 10, 2007 by Private Capital Group, Inc., as Lender and NorthCut as Borrower in the amount of $11,500,000, of which $9,400,000 was outstanding at December 31, 2007.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan, pledging all of the assets of the Company as collateral for the loan.

The Promissory Note carries an interest rate of 24% per year.  Upon occurrence of a defined event of Default and NorthCut’s failure to timely cure the Default, the interest rate on the note will be increased to 36% per year.  In addition, if NorthCut fails to make any payment under the terms of the note within five (5) days after the date such payment is due, NorthCut will pay a late charge equal to 4% of such payment.

The entire principal balance of the note and all accrued but unpaid interest, costs and fees are due and payable on the maturity date of August 1, 2009.  Effective February 1, 2008, all accrued but unpaid interest as of January 31, 2008 is payable in six (6) equal monthly payments on the first day of February 2008, and on the first day of the next succeeding five (5) months.  Additionally, commencing on March 1, 2008 and on the first day of each month thereafter, all other accrued interest is payable one (1) month in arrears.  An extension of time to begin paying the interest from February 1, 2008 to August 1, 2008 may be granted at the option of the Lender upon the submission of written evidence demonstrating NorthCut’s best efforts to obtain an operating line of credit in the sum of not less than $7,500,000.

In January 2008, NorthCut applied for and was granted an extension of time from February 1, 2008 to August 1, 2008 to begin making accrued interest payments on the Plant construction Promissory Note.

Because of increased Plant construction costs, on March 20, 2008, the Company borrowed an additional $650,000 from Private Capital Group at 24% interest for a six month term pursuant to a separate, supplemental loan agreement.  The proceeds were then loaned by the Company to NorthCut on the same terms.

On April 29, 2008 the Construction Loan Agreement and Promissory Note were amended and an additional $1,200,000 was borrowed on the same terms of the original agreements, increasing the total principal balance of the note to $12,700,000.  In connection with this additional loan, the Company also granted the major funder of the loan an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.37 per share for a two year term, ending on April 17, 2010.

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has experienced decreasing revenues and incurred net losses and negative cash flows from operations.  In addition, at December 31, 2007, the Company had an accumulated operating deficit of $12,505,643 and a stockholders’ deficit of $2,441,271.

During the year ended December 31, 2007, the Company incurred a net loss of $2,121,590 and used $1,293,865 cash in operating activities.  During the year ended December 31, 2006, the Company incurred a net loss of $668,759 and used $336,408 cash in operating activities.  The increase in cash used in operating activities during the current year was due primarily to the decrease in revenues compared to last year, the increase in general and administrative expenses, and the reduction in accounts payable in the current year.

Due to decreasing revenues, and prior to the NorthCut financing, the Company has financed its operations primarily from the proceeds of short-term debt and the sale of idle property and equipment.

Net cash provided by financing activities for the year ended December 31, 2007 was $9,005,746, comprised of $150,000 in additional loans from officers and employees of the Company, $9,400,000 from the NorthCut financing, $2,000,000 from interim construction financing, and $105,541 short-term financing from other sources, partially offset by repayment of related party loans of $360,645, repayment of other debt and the interim construction financing of $2,249,450, and payment of loan costs recorded as debt discount of $39,700.  Net cash provided by financing activities for the year ended December 31, 2006 was $230,718, comprised of additional loans from officers and employees of the Company of $110,152 and loans from non-related parties of $201,422, partially offset by repayment of related party loans of $46,582 and repayment of non-related party debt of $34,274.

During the year ended December 31, 2007, net cash used in investing activities was $7,512,792, comprised of $7,687,792 of cash additions to the NorthCut plant, partially offset by $175,000 proceeds from the disposition of idle assets.  Net cash provided by investing activities for the year ended December 31, 2006 was $114,700 from the disposition of idle assets.

In August and September 2007, the Company received $750,226 cash proceeds from the NorthCut funding, which it used to retire substantially all of its short-term indebtedness.  The NorthCut Operating Agreement provides that 75% of the Available Cash each month will be paid to reduce NorthCut indebtedness.  The Company receives the remaining 25% of Available Cash, and the funding group receives no distributions until after the NorthCut indebtedness has been repaid.

NorthCut and the Company executed a Management Services Agreement by which the Company will act as manager of the Plant for a term of fifty years.  Under the agreement, the Company will provide management, supervisory, and other general services to NorthCut and the Well Draw Plant, and supervise and direct all aspects of the day-to-day operation of the Plant.  During the construction phase of the plant, the Company receives a management fee of $87,000 per month for six months.  Once in operation, the Company receives a $40,000 per month operating fee.  These NorthCut management fees are eliminated in consolidation in the Company’s consolidated financial statements.

The Company believes that once the Well Draw Plant has been constructed and reaches a successful level of operations, funds provided by the management fee and from the Company’s share of distributions of available cash will be sufficient to meet its operating needs.  The Company intends on refinancing the NorthCut construction financing, which currently bears interest at an annual rate of 24% and matures in August 2009, with long-term, more favorable financing.  However, there is no assurance that the Company and NorthCut will be successful in these endeavors.   Additionally, the Company has an interest payment of almost $2,000,000 due on August 1, 2008, and currently does not have the funds to make such a payment.  The Company will be dependent on obtaining equity or debt financing to make this payment.  If the interest payment is not made, the Company will be in default of its loan obligations and its assets will be subject to foreclosure under the terms of the loan agreements.  If our assets are foreclosed upon, we would be forced to shut down all operations and seek bankruptcy protection.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2007.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.  We have changed our independent registered public accounting firm, from Tanner L.C. (“Tanner”) to HJ & Associates, L.L.C. (“HJ”) effective February 11, 2008.  HJ entered into an engagement letter with the Company dated February 11, 2008.  Our board of directors approved the hiring of HJ.  We do not have an audit committee.   Following a fire at our facilities, we were unable to pay for ongoing audit work until the completion of certain litigation and the raising of additional capital. Our last audit was for the year ended December 31, 2001 and was performed by Tanner.  By the time we were in a position to resume our annual audit and quarterly reviews, Tanner had indicated they would not be able to assist in the audit do to existing time commitments, and accordingly, declined to be reappointed as auditors.  Accordingly, we retained the services of HJ to act as our independent auditors.

We have not had an annual audit since the year ending December 31, 2001.  At the time of the last report for the year ending December 31, 2001, as well as for the report for the year ending December 31, 2000, the auditor’s reports on our consolidated financial statements for such periods, included an explanatory paragraph indicating that we had experienced operating losses and net working capital deficiencies and accumulated deficits that raised substantial doubt about our ability to continue as a going concern. The auditor’s reports on our consolidated financial statements as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the term of the Tanner engagement and through February 11, 2008, there have been no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of our auditor, would have caused them to make reference to the subject matter in connection with their audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2001 and December 31, 2000. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

During the last two completed fiscal years and the interim periods (through February 11, 2008), neither the Company nor anyone on its behalf has consulted HJ regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Tanner, as there were none.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal operations and revenues.  As a result, we have not had the financial resources to employ a full accounting staff, to have our annual financial statements audited, and to file our period reports with the SEC.  From 2002 through most of 2007, the Company has employed only the three original founders of the Company and one field employee trying to avoid bankruptcy and to raise funding to rebuild Well Draw.  We have now succeeded in funding the rebuilding of our facility and now have the resources to bring current our audited financial statements and SEC filings.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company's Chief Executive Officer (acting also as the principal financial and accounting officer) has not evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on discussions with our auditors and other advisors, management believes that, during the period covered by this Report, such internal controls and procedures were not effective to timely and accurately close our financial records and prepare our consolidated financial statements, including related footnote disclosures.  Several adjusting journal entries were proposed by our independent auditors.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of accounting personnel resources to provide reasonable assurance that transactions are recorded as necessary to permit the timely and accurately preparation of financial statements in accordance with generally accepted accounting principles; (2) inadequate segregation of duties consistent with control objectives due to our small size and limited resources and (3) absence of a quarterly or annual financial closing checklist to ensure that all items had been considered for inclusion in our quarterly and annual financial statements.  The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the audit of our financial statements for the years ended December 31, 2007 and 2006.  In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures and engaged a consultant to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediate these material weaknesses during 2008 and to improving our financial organization.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.  As part of this commitment, we recently hired a controller, and we will address the segregation of duties issue by increasing our personnel resources and technical accounting expertise within the accounting function as funds are available to the Company.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(b) Changes in internal controls

Other than described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

In April 2008, the Company’s general counsel, Timothy Williams departed from the Company.  Timothy Williams had served in various capacities for the Company over the years including acting as executive vice president and president of NorthCut.  Timothy Williams was the brother of Michael R. Williams, the Company’s chief executive officer.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company:

Name	Age	Position	Director Since
Michael R. Williams	57	Chief Executive Officer, President, Principal Accounting Officer, Director	1990
Kenneth Holman	58	Director	2005
Ned Calvert	54	Director	2005

The term of office of each director is one year and until his or her successor is elected at the annual shareholders' meeting and is qualified, subject to removal by the shareholders.  The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

The Company does not have a standing audit, nominating or compensation committee.  The size of the Company’s board has not permitted the board of directors to divide up some of the corporate governance provisions.  It is anticipated as our business expands, that board of director committees will be formed.  At this time, however, the exact timing and the nature of such committees is unknown.  We currently have two independent directors and will seek additional directors with financial and accounting knowledge to serve on these committees.  At this time we do not know of any persons who will be nominated.

Biographical information

Set forth below is certain biographical information with respect to the Company’s existing officer and director.

Michael R. Williams has been an officer and director of the Company since October 1990. He was also president, founder and majority owner of Interline Natural Gas, a privately held company acquired by the Company.  Mr. Williams received his Bachelor of Arts degree in Business Management from Brigham Young University in 1975.

Kenneth Holman has been a director of the Company since 2005.  Mr. Holman has been involved in real estate development, construction, finance, brokerage and management primarily through his involvement as president of the Overland Management & Realty Corporation were he has worked since 1987.  In 2007, Overland Management and Realty Corporation was split into several corporations using the Overland names.

Ned Calvert has been a director of the Company since 2005.  Mr. Calvert is currently the Vice President for Administration and Finance/Corporate Treasurer for East Texas Baptist University in Marshall Texas a position he has held since September 2007.  Prior to his current position, Mr. Calvert was the finance consultant and director for Louis A. Williams & Associates, Inc. in Marshall, Texas from December 2000 to August 2007 where he was a manager of general agents for a commercial insurance, computer services, premium finance and claims adjustments.  Mr. Calvert has also served as a director of Louis A. Williams & Associates, Inc., Commercial Finance Company, Houston Premium Finance Corp and National Home Buyers Association.  All prior directorships were terminated in August 2007.

Under our bylaws, directors are elected annually at the annual meeting of shareholders to hold office for one year or until their successors are duly elected and qualified. We have not yet set the day for our next annual meeting of shareholders. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. The executive officers are appointed by the Board and serve at their discretion.

Term of Office.

The terms of office of the current directors shall continue until the next annual meeting of stockholders.  We intend to have the annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Significant Employees.

Gearle D. Brooks. Mr. Brooks was a principal of the Company's  predecessor, Interline  Natural  Gas,  and  was  instrumental  in  developing  the  Company's proprietary  used oil technology.  Prior to his employment at Interline  Natural Gas Mr. Brooks was employed by Phillips  Petroleum  Company as a Rocky  Mountain Region Area  Superintendent.  Mr. Brooks earned a Bachelor of Science degree in Electrical Engineering from California Polytechnic State University at San Luis Obispo.  Mr. Brooks serves as our chief engineer.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

Except for Michael R. Williams, who was the president and director of the Company when it filed for bankruptcy in 1997, during the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

          (1)  Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2)  Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3)  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4)  Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission  or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed except Kenneth Holman and Ned Calvert have late form 3s.  Additionally, Michael R. Williams has late form 4s and Timothy Williams has late form 4s.  Two prior directors also have not filed their last form 4s from when they resigned in 2005.

Code of Ethics.

We are in the process of establishing a code of ethics.

Nominating Committee.

We have not established a Nominating Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee.

We do not have an Audit Committee separate from our Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis provides information regarding the Company’s executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section.  This discussion will focus on the Company’s objectives, principles, practices and decisions with regards to the compensation of Michael R. Williams, Chief Executive Officer and President (“President”), Timothy G. Williams, Executive Vice President, and Gearle D. Brooks, Chief Engineer (“Named Executive Officers”).  Timothy G. Williams has not been with the Company since April 2008.

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal operations and decreasing revenues.  As a result, our executives have gone extended periods without pay or at significantly reduced pay.  We have therefore been unable to achieve our executive compensation objectives and principles, which are outlined below.

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is help create long-term value for our shareholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our shareholders.  Accordingly, our executive compensation program incorporates the following principles:

Compensation should be based upon individual job responsibility, demonstrated leadership ability, management experience, individual performance and Company performance.

Compensation should reflect the fair market value of the services received.  The Company believes that a fair and competitive pay package is essential to attract and retain talented executives in key positions.

Compensation should reward executives for long-term strategic management and enhancement of shareholder value.

Compensation should reward performance and promote a performance oriented environment.

Executive Compensation Procedures

We believe that compensation paid to our executive officers should be closely aligned with our performance and the performance of each individual executive officer on both a short-term and a long-term basis, should be based upon the value each executive officer provides to our company, and should be designed to assist us in attracting and retaining the best possible executive talent, which we believe is critical to our long-term success.  To attain our executive compensation objectives and implement the underlying compensation principles, we follow the procedures described below.

Role of the Board of Directors.

The Board of Directors has responsibility for establishing and monitoring our executive compensation programs and for making decisions regarding the compensation of our Named Executive Officers, including any annual bonuses.  Our President, Mike Williams, suggests items to be considered by the Board of Directors from time to time, including his compensation package and the compensation of other highly compensated employees.

The Board of Directors relies on its judgment in making compensation decisions after reviewing our performance and evaluating our executives’ leadership abilities and responsibilities with our company and their current compensation arrangements.  The Board of Directors’ assessment process is designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

Role of Compensation Consultant

We have not used an outside compensation consultant in reviewing the compensation package for our Named Executive Officers.

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

•

Base Salary

•

Annual Incentive Bonuses

•

Stock-Based Compensation

•

Other Benefits.

Base Salary:  The Board of Directors approved the salaries of our Named Executive Officers for fiscal year 2007.  Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above and in consideration of the reduced level of our operations.

                Annual Incentive Bonuses:  Due to the reduced level of our operations, our Named Executive Officers were not eligible to receive an annual performance-based bonus in 2007.  Once operations have stabilized and economic conditions permit, we may implement an annual bonus to motivate participating executives and key employees to achieve both short-term and long-term strategic and financial objectives.

Stock-Based Compensation:  Our Board of Directors, at its discretion, has issued stock options to employees, officers, directors and others.  We currently do not have a formal stock option plan.  We do not have any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation.  Although we do not have any formal policy for determining the amount of stock options or the timing of our stock option grants, we have historically granted stock options to high-performing employees (i) in recognition of their individual achievements and contributions to our company, (ii) in recognition of our inability to pay cash compensation, and (iii) in anticipation of their future service and achievements.

During fiscal year 2007, no options were granted to our President or our Executive Vice President.  On August 3, 2007, we granted 250,000 stock options to Mr. Brooks at an exercise price of $0.12 per share, which vested upon grant.

Other Benefits:  Our Named Executive Officers receive the same benefits that are available to all other employees, including the payment of medical and dental insurance premiums.  In addition, these individuals received monthly car allowances, and our President also received payment of his country club membership.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Named Executive Officers for services in all capacities to the Company and its affiliates for the year ended December 31, 2007:

Name and Principal Position	Year	Salary	Bonus	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d) (1)	(e)	(g)	(h)	(i)

Michael R. Williams	2007	$114,400	$ -	$15,257	$ -	$ 23,336(3)	$152,993
President and Chief Executive Officer	2006	128,700	-	27,011	-	25,924	181,635

Timothy R. Williams	2007	85,500	-	203,746	-	18,101(4)	307,347
Former Executive Vice President	2006	85,000	-	-	-	17,416	102,416

Gearle D. Brooks	2007	119,500	-	165,007	-	15,041(5)	299,548
Chief Engineer	2006	90,937	-	-	-	15,041	105,978

(1)

No annual performance bonuses were earned in 2007.

(2)

The amounts in columns (e) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with SFAS 123(R) of awards of stock options and thus include amounts associated with awards in both 2007 and prior years.  Assumptions used in the calculation of these amounts are included in footnotes to the Company's audited consolidated financial statements for the year ended December 31, 2007 included elsewhere in this report.

(3)

The amount of "All Other Compensation" reported in column (h) with respect to Michael R. Williams consists of the following items:  medical and dental insurance premiums, $11,621 in 2007 and $12,940 in 2006; automobile allowance, $6,664 in 2007 and $6,807 in 2006; and country club membership, $5,051 in 2007 and $6,177 in 2006.

(4)

The amount of "All Other Compensation" reported in column (h) with respect to Timothy R. Williams consists of the following items:  medical and dental insurance premiums, $12,101 in 2007 and 11,416 in 2006; and automobile allowance, $6,000 in both 2007 and 2006.

(5)

The amount of "All Other Compensation" reported in column (h) with respect to Gearle D. Brooks consists of the following items:  medical and dental insurance premiums, $9,041 in both 2007 and 2006; and automobile allowance, $6,000 in both 2007 and 2006.

Employment Agreements

We currently do not have an employment agreement with our President, Michael R. Williams.  The Board of Directors has not taken formal action to complete a written employment agreement with our President because of the reduced level of operations of the Company, but have verbally agreed to his compensation for 2007.

We entered into a five-year employment agreement dated January 17, 2006 with Timothy G. Williams, former Executive Vice President.  The agreement provides that Mr. Williams’ base salary will be $127,000, with annual cost of living increases of not less than 6%.  The agreement also established a bonus equal to 1% of the defined total Operating Profits of the NorthCut operation, and any other bonus, stock grants, stock options, or other retirement plan compensation as may be awarded by the Board of Directors.  The agreement also provides for payment of 100% of medical and dental insurance premiums by the Company and a monthly automobile allowance of $500 per month.  The Company has been unable to compensate Mr. Williams at the base pay amount stipulated in his contract due to the reduced level of operations of the Company.  Mr. Williams was also granted a total of 500,000 stock options at exercise prices of $0.125 and $0.25 per share, vesting from December 31, 2006 through December 31, 2010.

We entered into an employment agreement with Gearle D. Brooks, Chief Engineer, dated August 3, 2007.  The term of the agreement commenced on August 1, 2007 and will end on December 31, 2008.  Continued employment after the expiration of this initial term shall constitute a renewal of the agreement on a month-to-month basis, following which either party may terminate the agreement upon thirty (30) days prior written notice.  The agreement provides that Mr. Brooks’ base salary will be $144,000, with annual cost of living increases of not less than 6% commencing August 1, 2008.  The agreement also established a bonus of $35,000 for the successful start up of the NorthCut Well Draw facility and the achievement of a defined two-week output from the plant.   The agreement also provides for payment of 100% of medical and dental insurance premiums by the Company and a monthly automobile allowance of $500 per month.  Mr. Brooks was also granted 250,000 stock options at an exercise price of $0.12, which immediately vested.  Mr. Brooks subsequently exercised this option in 2007 in connection with the repayment to Mr. Brooks of a loan, accrued interest and other accrued expenses owed him by the Company.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the year-end 2007 holdings of Company stock options by the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)

Michael R. Williams	100,000	100,000	0.125	12/31/2011
Michael R. Williams	100,000	100,000	0.125	12/31/2012
Michael R. Williams	100,000	-	0.25	12/31/2013
Michael R. Williams	100,000	-	0.25	12/31/2014
Michael R. Williams	100,000	-	0.25	12/31/2015
Timothy G. Williams	100,000	100,000	0.125	12/31/2011

Timothy G. Williams	100,000	100,000	0.125	12/31/2012
Timothy G. Williams	100,000	-	0.25	12/31/2013
Timothy G. Williams	100,000	-	0.25	12/31/2014
Timothy G. Williams	100,000	-	0.25	12/31/2015

Option Exercises and Stock Vested

The named executive officers exercised stock options during the year ended December 31, 2007 as outlined below.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
(a)	(b)	(c)

Gearle D. Brooks	250,000	270,000

(1)

The amounts in this column reflect the difference between the exercise price of the options and the market price of the Company’s Common Stock on the date of exercise.

Potential Payments Upon Termination

None of the Named Executive Officers are entitled to severance payments and benefits in the event of termination of their employment with the Company.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  During 2005, in relation to the appointment of Kenneth Holman and Ned Calvert to the board of directors, the Company issued 100,000 shares to each person.

No other compensation arrangements exist between the Company and our Directors.

Changes in Control.

The Company does not have any employment contracts with our executive officers.  No other compensatory plan or arrangements exist between the Company and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with the Company or from a change-in-control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of all shares of common stock at June 3, 2008 for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 17,443,058 common shares issued and outstanding and ownership by these persons of options exercisable within 60 days of such date.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned	% of Total Common Stock
Common Stock	Michael R. Williams Chief Executive Officer, President, Director (2)	3,634,056	20.83%
	Estate of Maurice D. Sabbah	2,216,668	12.71%
	Gearle D. Brooks	1,265,013	7.25%
	Kenneth T. Holman Director	100,000	*
	Ned Calvert Director	100,000	*
	Executive Officers and Directors as a Group (three persons)	3,834,056	21.98%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.

(2) Mr. Williams holds options for 200,000 common shares exercisable at $0.125 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

Except as indicated above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Transactions with Promoters and Control Persons.

Except as outlined above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

             ITEM 13. EXHIBITS

Exhibit

Number                  Description

Location

3.1

Articles of Incorporation

Incorporated by Reference from the Company’s

Registration Statement No. 33-25011 on Form S-18

3.2

Amendment to Articles of Incorporation

Incorporated by Reference to the Company’s

Form 8-A filed January 18, 1991

3.3

Bylaws

Incorporated by Reference to Exhibit 3.2 of the

Company’s Registration Statement 33-25011-D on

Form S-18

10.1

Promissory Note-NorthCut

This Filing

10.2

Amended Promissory Note-NorthCut

This Filing

10.3

Construction Loan Agreement-NorthCut

This Filing

10.4

Environmental Indemnity Agreement

This Filing

10.5

Guaranty Agreement-NorthCut

This Filing

10.6

Deed of Trust-Interline

This Filing

10.7

Deed of Trust-NorthCut

This Filing

10.8

Amended Deed of Trust-NorthCut

This Filing.

31.1

302 Certification of CEO

This Filing

31.2

302 Certification of CFO

This Filing

32.1

906 Certification-CEO

This Filing

32.1

906 Certification-CFO

This Filing

Subsidiaries of Registrant:

NorthCut Refining, LLC

Interline Hydrocarbons, Inc.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2007, and December 31, 2006:

Fee category

2007

2006

Audit fees                         $ 27,000                  $ 41,600

Audit-related fees

-0-

 -0-

Tax fees

-0-

 -0-

All other fees

-0-

 -0-

Total fees                            27,000                      41,600

Audit fees.  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or  engagements.

Audit-related fees.  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax fees.  Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees.  Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

We do not have an Audit Committee; therefore, there is no Audit Committee policy in this regard.  However, we do require approval in advance of the performance of professional services to be provided us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE RESOURCES CORPORATION

Date:  July 7, 2008

By: /s/ Michael R. Williams

     Michael R. Williams, CEO, President and

     Chairman of the Board of Directors

Date:  July 7, 2008

By:  /s/ Michael R. William

      Michael R. Williams, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 7, 2008

By: /s/ Michael R. Williams

      Michael R. Williams, Director

Date: July 7, 2008

By: /s/ Kenneth Holman

      Kenneth  Holman, Director

Date: July 7, 2008

By: /s/ Ned Calvert

      Ned Calvert, Director

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Index to  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm            F-2

Consolidated Balance Sheets                                                            F-3

Consolidated Statements of Operations                                            F-4

Consolidated Statements of Stockholders’ Deficit                            F-5

Consolidated Statements of Cash Flows                                            F-6

Notes to Consolidated Financial Statements                                     F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Interline Resources Corporation and Subsidiaries

Alpine, Utah

We have audited the accompanying consolidated balance sheets of Interline Resources Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Resources Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the consolidated financial statements, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operation costs. As a result, the Company, on a consolidated basis, has an accumulated deficit of $12,505,643 and a total stockholders’ deficit of $2,441,271 at December 31, 2007, which together raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

HJ & Associates, LLC

Salt Lake City, Utah

July 7, 2008

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$ 252,299	$ 53,210
Accounts receivable	792	26,719
Prepaid expenses and other current assets	48,081	-
Total current assets	301,172	79,929

Property and equipment, net	8,841,274	867,274
Deposits	-	5,750
Restricted reclamation deposits	25,000	25,000
Technology and marketing rights, net	-	-

	$ 9,167,446	$ 977,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 442,089	$ 242,795
Accrued expenses – related parties	29,547	56,900
Accrued expenses	595,188	113,902
Notes payable - related parties	15,000	214,495
Notes payable and current portion of long-term debt	165,110	271,381
Total current liabilities	1,246,934	899,473

Long-term liabilities:
Long-term debt, net of discount of $31,499 in 2007	10,065,231	731,318
Asset retirement obligations	296,552	279,406
Total long-term liabilities	10,361,783	1,010,724

Total liabilities	11,608,717	1,910,197

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.005 par value, 100,000,000 shares authorized, 17,443,058 and 16,666,045 shares issued and outstanding, respectively	87,215	83,330
Additional paid-in capital	9,977,157	9,368,479
Accumulated deficit	(12,505,643)	(10,384,053)
Total stockholders’ deficit	(2,441,271)	(932,244)

	$ 9,167,446	$ 977,953

See accompanying notes to consolidated financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Revenues	$ 62,069	$ 335,503

Operating costs and expenses:
Cost of revenues	127,339	243,337
General and administrative	1,424,465	704,105
Depreciation	75,449	76,186

Total operating costs and expenses	1,627,253	1,023,628

Loss from operations	(1,565,184)	(688,125)

Other income (expense):
Interest expense, net	(731,406)	(95,334)
Gain on disposal of assets	175,000	114,700

Total other income (expense)	(556,406)	19,366

Loss before income taxes	(2,121,590)	(668,759)

Provision for income taxes	-	-

Net loss	$ (2,121,590)	$ (668,759)

Loss per common share, basic and diluted	$ (0.13)	$ (0.04)

Weighted average number of shares outstanding:	16,910,827	16,653,716

F-4
See accompanying notes to consolidated financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	-	$ -	16,416,045	$ 82,080	$ 9,317,718	$ (9,715,294)	$ (315,496)
Common stock issued for services	-	-	250,000	1,250	23,750	-	25,000
Stock option expense	-	-	-	-	27,011	-	27,011
Net loss	-	-	-	-	-	(668,759)	(668,759)
Balance, December 31, 2006	-	-	16,666,045	83,330	9,368,479	(10,384,053)	(932,244)
Stock option expense	-	-	-	-	384,010	-	384,010
Common stock issued for interest expense	-	-	75,000	375	12,375	-	12,750
Common stock issued for services	-	-	25,000	125	14,875	-	15,000
Common stock issued for retirement of debt	-	-	677,013	3,385	197,418	-	200,803
Net loss	-	-	-	-	-	(2,121,590)	(2,121,590)
Balance, December 31, 2007	-	$ -	17,443,058	$ 87,215	$ 9,977,157	$(12,505,643)	$(2,441,271)

F-5
See accompanying notes to consolidated financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (2,121,590)	$ (668,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75,449	76,186
Accretion	17,146	16,154
Stock option expense	384,010	27,011
Amortization of debt discount to interest expense	11,251	12,528
Note payable issued for operating expense	-	25,000
Common stock issued for interest expense	12,750	-
Common stock issued for services	15,000	25,000
Accrued salaries added to notes payable - related parties	91,425	55,650
Gain on disposal of assets	(175,000)	(114,700)
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,927	26,309
Increase in prepaid expenses and other current assets	(48,081)	-
Decrease in deposits	5,750	-
Increase (decrease) in accounts payable	(162,363)	91,587
Increase in accrued expenses – related parties	17,059	6,800
Increase in accrued expenses	557,402	84,826

Net cash used in operating activities	(1,293,865)	(336,408)

Cash flows from investing activities:
Purchase of property and equipment	(7,687,792)	-
Proceeds from disposal of assets	175,000	114,700

Net cash provided by (used in) investing activities	(7,512,792)	114,700

Cash flows from financing activities:
Proceeds from notes payable – related parties	150,000	110,152
Payments of notes payable – related parties	(360,645)	(46,582)
Proceeds from notes payable and long-term debt	11,505,541	201,422
Payments of notes payable and long-term debt	(2,249,450)	(34,274)
Payment of debt issuance costs	(39,700)	-

Net cash provided by financing activities	9,005,746	230,718

Net increase in cash and cash equivalents	199,089	9,010
Cash and cash equivalents, beginning of year	53,210	44,200

Cash and cash equivalents, end of year	$ 252,299	$ 53,210

See accompanying notes to consolidated financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1:  Organization and Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of Interline Resources Corporation (the “Company”), its wholly owned subsidiaries, Interline Energy Services, Inc. and Interline Hydrocarbons, Inc., and NorthCut Refining LLC (“NorthCut”), an entity controlled through a 75% member interest.  The consolidated financial statements for 2007 include the operations and cash flows of NorthCut from the date of its formation in July 2007.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Business Activity – Historically, the Company’s operations consist of the following activities:

Oil and Gas:  The Company’s operations involve natural gas gathering and processing, crude oil gathering, fractionation, marketing of natural gas liquids, and oil and gas production.  The gas is processed and fractionated into its constituent natural gas liquid products and remaining residue gas.  Residue gas is sold into a major interstate pipeline and the natural gas liquid products are sold to both end users and other major refineries for further refinement.

Used Oil Technology:  The Company has technology which refines various types of used oils, producing a usable product.  The Company’s marketing efforts extend to a worldwide market.  Revenues are generated through consultation regarding the process and royalties on the technology.

In accordance with the tests outlined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it operates in one business segment for financial reporting purposes.

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents were $0 as of December 31, 2007 and 2006.  Cash was $252,299 and $53,210 as of December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company had $200,000 of cash and cash equivalents that was federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Accounts Receivable – Accounts receivable are amounts due on oil and gas sales and gathering and transportation fees due under normal trade terms.  Accounts receivable are unsecured and are carried at their estimated collectible amounts.  Management periodically reviews trade receivables for collectibility based on past credit history with customers and other factors, and reduces the carrying amount by an allowance for doubtful accounts that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2007 and 2006, management determined no allowance for doubtful accounts was necessary.

Concentration of Credit Risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives by asset group are as follows:
Buildings and structures	5 – 30 years
Equipment	5 – 25 years
Tractors, trailers and vehicles	5 – 7 years
Office furniture and equipment	5 – 10 years

Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Oil and Gas Accounting – Operation of oil and gas properties currently does not generate a significant portion of the Company’s consolidated revenues.  The Company has not engaged in or acquired any new oil or gas producing properties during the years ended December 31, 2007 and 2006.  Because the net book value of capitalized oil and gas equipment on the Company’s one producing well is not significant to the consolidated financial statements taken as a whole, those assets are being depreciated over their estimated useful lives.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the years ended December 31, 2007 and 2006.

Asset Retirement Obligations – The Company is subject to certain regulations implemented to protect the environment.  These regulations require that when oil and gas wells are abandoned, the owners or operators must perform certain reclamation activities related to the oil and gas wells, including plugging the well, removing surface equipment and providing restoration of the well site’s surface.  Accordingly, a liability has been established in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, equal to the present value of the Company’s estimated future asset retirement obligations.  Over time, accretion of the liability is recognized as an operating expense and included in cost of revenues.  No related capitalized cost has been recorded by the Company for the asset retirement obligations since it has only one operating well and does not have proven oil and gas reserves.

Research and Development - Research and development expenses are expensed as incurred.  No research and development expenses were incurred during the years ended December 31, 2007 and 2006.

Revenue Recognition – Revenue for sale of product and gathering and transportation fees is recognized when a valid purchase order has been received, product has been shipped or service has been provided, the selling price is fixed or determinable, and collectibility is reasonably assured.

Stock-Based Compensation and Equity Transactions – The Company has issued stock options to its employees and consultants, which are described more fully in Note 10.  On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of Financial Accounting Standards Board (FASB) Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R or APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Additionally, in accordance with Emerging Issues Task Force (EITF) 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2007 and 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs – No advertising costs were incurred during the years ended December 31, 2007 and 2006.

Loss Per Common Share – The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 1,110,000 and 1,000,000 shares of common stock were outstanding at December 31, 2007 and 2006, respectively.  No options were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Income (Loss) – The only component of comprehensive income (loss) in 2007 and 2006 was net loss.

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  As a result, the Company, on a consolidated basis, has an accumulated deficit of $12,505,643 and a total stockholders’ deficit of $2,441,271 at December 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing with other sources.  In addition, the Company has formed the NorthCut Refining LLC and arranged financing to rebuild and operate its Well Draw facility.  The Company anticipates NorthCut will commence commercial operations in the next few months, and the Company anticipates that its share of management fees and cash distributions from NorthCut, after related debt obligations have been satisfied, will contribute significantly to the working capital of the Company.

Note 3:  NorthCut Refining LLC

NorthCut Refining LLC (“NorthCut”) was formed in July 2007 as a Wyoming limited liability company.  The Company contributed the Well Draw facility, including land, fixtures, equipment and all operating permits (the “Plant”), receiving a 75% member interest in NorthCut.  The parties who arranged financing for construction of the project received a 25% interest in NorthCut (PCG Midstream, LLC 5% and NorthCut Holdings, LLC 20% “Funding Group”).  The Company is designated as the Manager and will oversee and direct all aspects and operations of NorthCut and the Plant.  PCG Midstream acts as a Co-Interim Manager until the construction loan is repaid.

The Construction Loan Agreement (see Note 8) was entered into by Private Capital Group, Inc., as Lender and NorthCut as Borrower.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan, and pledging all of the assets of the Company.  The Promissory Note carries an interest rate of 24% per year.  The maturity date is August 1, 2009.  The Operating Agreement provides that 75% of the Available Cash each month will be paid to reduce the loan amount.  The Company receives the remaining 25% of Available Cash, and the funding group receives no distributions until after the loan has been paid back.

NorthCut and the Company executed a Management Services Agreement by which the Company will act as manager of the Plant for a term of fifty years.  Under the agreement, the Company will provide management, supervisory, and other general services to NorthCut and the Plant, and supervise and direct all aspects of the day-to-day operation of the Plant.  During the construction phase of the Plant, the Company receives a management fee of $87,000 per month for six months.  Once in operation, the Company receives a $40,000 per month operating fee.

Until the construction loan is repaid, all profits and losses are allocated 100% to the Company.

Note 4:  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Land	$ 134,535	$ 134,535
Buildings and structures	940,371	825,371
Equipment	1,498,251	1,498,251
Tractors, trailers and vehicles	179,604	179,604
Office furniture and equipment	198,489	198,489
Plant construction-in-progress (net of inter-company fees and costs of $1,387,226 in 2007)	7,934,449	-
	10,885,699	2,836,250
Less accumulated depreciation	(2,044,425)	(1,968,976)

	$ 8,841,274	$ 867,274

Depreciation expense for the years ended December 31, 2007 and 2006 was $75,449 and $76,186, respectively.

In December 2007, the Company entered into an option agreement to purchase real estate in West Virginia for the purpose of constructing a proposed used oil refinery.  The construction of the used oil refinery is contingent upon receiving requisite air and water permits (see Note 16) and obtaining the necessary financing.  A deposit of $5,000 was made to obtain the option, with a final payment of $70,000 required to complete the real estate purchase.

Note 5:  Technology and Marketing Rights

During 1993, the Company entered into an agreement to purchase exclusive worldwide technology and marketing rights to a refining process for used oil.  In addition, the Company has developed its own technology relating to refining used oil.  The Company capitalized patent, engineering and other costs related to this agreement.  The technology and marketing rights were amortized on a straight-line basis over seven years, and were fully amortized at December 31, 2007 and 2006.

Note 6:  Accrued Expenses

Accrued expenses – related parties consists of accrued interest on indebtedness payable to officers or employees of the Company.

Accrued expenses consist of the following:

	December 31,
	2007	2006

Interest	$ 539,188	$ 22,003
Bond obligation (Note 9)	25,000	25,000
Payroll and related	31,000	66,240
Other	-	659

	$ 595,188	$ 113,902

Note 7:  Notes Payable – Related Parties

Notes payable – related parties at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006

Note payable to stockholder, unsecured	$ 15,000	$ 15,000
Note payable to former employee, unsecured, with interest at 7%, repaid in 2007	-	80,275
Note payable to stockholder and former employee for cash advances and unpaid salary, unsecured, with interest at 16%, repaid in 2007	-	32,750
Note payable to officer and director for cash advances and unpaid salary, unsecured, with interest at 16%, repaid in 2007	-	86,470

	$ 15,000	$ 214,495

Accrued interest payable to these related parties at December 31, 2007 and 2006 was $29,547 and $56,900, respectively.

Note 8:  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Plant construction promissory note, secured by plant and and equipment, with interest at 24%, due August 2009 (See Note 3)	$ 9,400,000	$ -
Mortgage note payable, secured by office building, with interest at 7%, payable in monthly installments of $5,820 through January 2025	692,301	712,891
Note payable to financing company, secured by vehicle, with interest at 4.9%, payable in monthly installments of $617 through March 2011	21,680	27,857
Note payable to financing company, secured by vehicle, with interest at 5.5%, payable in monthly installments of $567 through September 2010	17,318	23,001
Note payable to a corporation, secured by a deed of trust on real estate, with interest at 12%, repaid in 2007, net of $3,050 discount	-	161,950
Note payable to an individual, unsecured, non-interest bearing, past due	100,000	-
Note payable to a corporation, secured by a deed of trust on real estate, with interest at 12%, repaid in 2007	-	52,000
Other	30,541	25,000
Less debt discount	(31,499)	-

Total	10,230,341	1,002,699

Less current portion	165,110	271,381

Long-term portion	$ 10,065,231	$ 731,318

Future maturities of notes payable and long-term debt are as follows:

Years ending December 31,

2008	$ 165,110
2009	9,405,330
2010	37,512
2011	28,448
2012	29,189
Thereafter	564,752

$ 10,230,341

A Construction Loan Agreement and Promissory Note for Plant construction were entered into on September 10, 2007 by Private Capital Group, Inc., as Lender and NorthCut as Borrower in the amount of $11,500,000, of which $9,400,000 was outstanding at December 31, 2007.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan, pledging all of the assets of the Company as collateral for the loan.

The Promissory Note carries an interest rate of 24% per year.  Upon occurrence of a defined event of Default and NorthCut’s failure to timely cure the Default, the interest rate on the note will be increased to 36% per year.  In addition, if NorthCut fails to make any payment under the terms of the note within five (5) days after the date such payment is due, NorthCut will pay a late charge equal to 4% of such payment.

The entire principal balance of the note and all accrued but unpaid interest, costs and fees are due and payable on the maturity date of August 1, 2009.  Effective February 1, 2008, all accrued but unpaid interest as of January 31, 2008 is payable in six (6) equal monthly payments on the first day of February 2008, and on the first day of the next succeeding five (5) months.  Additionally, commencing on March 1, 2008 and on the first day of each month thereafter, all other accrued interest is payable one (1) month in arrears.  An extension of time to begin paying the interest from February 1, 2008 to August 1, 2008 may be granted at the option of the Lender upon the submission of written evidence demonstrating NorthCut’s best efforts to obtain an operating line of credit in the sum of not less that $7,500,000.

The extension of time to August 1, 2008 to begin paying interest was granted subsequent to December 31, 2007.  Due to increased Plant construction costs, additional funding was subsequently obtained and the Construction Loan Agreement and the Promissory Note were modified.  See Note 16.

Prior to finalizing the Construction Loan Agreement and the Promissory Note in September 2007, interim funding for Plant construction of $2,000,000 was provided by the Funding Group.  The Company and NorthCut executed a Secured Promissory Note.  The Funding Group also required personal unconditional guarantees from Michael R. Williams, Company CEO and Timothy G. Williams to secure the short term loan and note.  The $2,000,000 short term loan was repaid from proceeds of the Construction Loan.

Note 9 – Asset Retirement Obligations

As of December 31, the Company owns or serves as the operator of seven oil and gas wells, all but one of which are inactive.  The Company has recorded a liability for the present value of the estimated asset retirement obligations for these wells, including cost of plugging the wells, removing surface equipment and providing restoration of the well sites’ surface.

The following table presents the change in the asset retirement obligations for the years ended December 31, 2007:

Balance, December 31, 2005	$ 263,252
Accretion expense	16,154
Balance, December 31, 2006	279,406
Accretion expense	17,146

Balance, December 31, 2007	$ 296,552

At December 31, 2007 and 2006, the Company had a deposit of $25,000 legally restricted for the purpose of settling this obligation.  In addition, the Company has determined that an additional $25,000 deposit may be required, and has recorded this amount in accrued expenses at December 31, 2007 and 2006.

Note 10 – Stock-Based Compensation

The Board of Directors of the Company, at its discretion, has issued stock options to employees, officers, directors and others.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the years ended December 31, 2007 and 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

Stock option expense was $384,010 and $27,011 for the years ended December 31, 2007 and 2006.

The following table summarizes the stock option activity during 2007 and 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	810,000	$ 0.21
Granted	1,000,000	0.20
Exercised	-
Expired	(700,000)	0.21
Forfeited	-

Outstanding at December 31, 2006	1,110,000	$ 0.20
Granted	250,000	0.12
Exercised	(250,000)	0.12
Expired	(110,000)	0.25
Forfeited	-

Outstanding at December 31, 2007	1,000,000	0.20	6.00	$ 1,980,000

Exercisable at December 31, 2007	200,000	0.13	4.00	$ 411,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.18 as of December 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the year ended December 31, 2006, options to purchase 1,000,000 shares of the Company’s common stock were issued to officers and employees with exercise prices ranging from $0.125 to $0.25 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:
Expected dividend yield	0.00%
Expected stock price volatility	173.97%
Risk-free interest rate	4.14%
Expected life of options	7.64 years

During the year ended December 31, 2007, options to purchase 250,000 shares of the Company’s common stock were issued to a consultant with an exercise price of $0.12 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	188.81%
Risk-free interest rate	4.53%

Expected life of options	3.41 years

As of December 31, 2007, the future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations was $99,387.

Note 11:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:
	Years Ended December 31
	2007	2006

Income tax benefit (provision) at statutory rate	$ (721,341)	$ (227,378)
Meals and entertainment	155,614	423
Stock-based compensation	135,663	20,284
Stock-based interest expense	4,973	-
State income taxes	(106,080)	(33,438)
Change in valuation allowance	665,367	240,109

	$ -	$ -

Deferred tax assets (liabilities) are comprised of the following:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 4,631,980	$ 3,949,547
Accrued expenses	33,363	57,116
Asset retirement obligations	115,655	108,968
	4,780,998	4,115,631
Less valuation allowance	(4,780,998)	(4,115,631)

Net deferred taxes	$ -	$ -

At December 31, 2007, the Company has a net operating loss carry forward available to offset future taxable income of approximately $11,877,000, which will begin to expire in 2016.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain income tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the State of Utah.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2007 are subject to examination.

Note 12:  Supplemental Cash Flow Information

During the year ended December 31, 2007, the Company increased common stock by $3,385 and additional paid-in capital by $197,418, and decreased notes payable – related parties by $80,275, accrued expenses – related parties by $44,412, and accrued expenses by $76,116.

During the year ended December 31, 2007, the Company acquired property and equipment through the issuance of accounts payable of $361,657.

During the year ended December 31, 2006, the Company decreased property and equipment by $951, increased notes payable and long-term debt by $2,499 and decreased accrued expenses by $3,450.

	Years Ended December 31
	2007	2006

Cash paid for interest	$ 237,593	$ 70,540

Cash paid for income taxes	$ -	$ -

Note 13:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and notes payable.  The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Note 14:  Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the implementation of this statement will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its consolidated financial statements.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

Note 15:  Commitments and Contingencies

Currently, the Company is not involved in any legal proceedings.  The Company has received a letter from the Securities and Exchange Commission informing the Company that it is late in making its periodic filings with the SEC. The Company is currently trying to bring its filings with the SEC current.  The Company has settled several lawsuits in the past several years, including lawsuits related to its Well Draw Plant fire, unpaid promissory notes and certain matters related to our re-refining process.

The Company’s activities are subject to existing federal and state laws and regulations which are applicable to crude oil refining, gas and oil gathering and oil and gas production.  In general, oil and gas production operations and crude oil refining and their economics are affected by tax and environmental impacts as well as other laws relating to the petroleum industry.  Crude gathering operations are regulated as a utility by the state of Wyoming.

Note 16:  Subsequent Events

In January 2008, NorthCut applied for and was granted an extension of time from February 1, 2008 to August 1, 2008 to begin making accrued interest payments on the Plant construction Promissory Note (see Note 8).

Because of increased Plant construction costs, on March 20, 2008, the Company borrowed an additional $650,000 from Private Capital Group at 24% interest for a six month term pursuant to a separate, supplemental loan agreement.  The proceeds were then loaned by the Company to NorthCut on the same terms.

On April 29, 2008 the Construction Loan Agreement and Promissory Note (see Note 8) were amended and an additional $1,200,000 was borrowed on the same terms of the original agreements, increasing the total principal balance of the note to $12,700,000.  In connection with this additional loan, the Company also granted the major funder of the loan an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.37 per share for a two year term, ending on April 17, 2010.

In April 2008, the Company received the conditional approval of the air quality permit for its proposed used oil refinery in West Virginia (see Note 4), pending a 180-day comment period.