Form 10-Q
period 2008-03-31
INTERLINE RESOURCES CORP
filed 2008-12-18
CIK 841533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

¨

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to ______

Commission File Number:  0000841533

INTERLINE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Utah

    87-0461653

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

160 West Canyon Crest Road, Alpine, Utah

    84004

       (Address of principal executive office)

(Zip Code)

Registrant's telephone number, including area code:  (801) 756-3031

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),     Yes ☐    No ☒

and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of December 15, 2008:

Common stock, par value $.005 – 17,955,919 shares

INTERLINE RESOURCES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

PART I   Financial Information

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets

3

Consolidated Condensed Statements of Operations

4

Consolidated Condensed Statements of Cash Flows

5

Notes to Consolidated Condensed Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

     15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

     22

Item 4T.  Controls and Procedures

     22

PART II Other Information

Item 1.

Legal Proceedings

     23

Item 1A.  Risk Factors

    24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

     24

Item 3.

Defaults Upon Senior Securities

     24

Item 4.

Submission of Matters to a Vote of Security Holders

     24

Item 5.

Other Information

     24

Item 6.

Exhibits

     24

Signatures

     26

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$ 385,647	$ 252,299
Accounts receivable	792	792
Prepaid expenses and other current assets	34,086	48,081
Total current assets	420,525	301,172

Property and equipment, net	10,501,826	8,841,274
Restricted reclamation deposits	25,000	25,000
Technology and marketing rights, net	-	-

	$ 10,947,351	$ 9,167,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 121,192	$ 442,089
Accrued expenses – related parties	20,488	20,488
Accrued expenses	1,400,935	604,247
Note payable - related party	15,000	15,000
Notes payable and current portion of long-term debt	861,378	165,110
Total current liabilities	2,418,993	1,246,934

Long-term liabilities:
Long-term debt, net of discount of $80,912 and $31,499, respectively	11,976,984	10,065,231
Asset retirement obligations	301,000	296,552

Total liabilities	14,696,977	11,608,717

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.005 par value, 100,000,000 shares authorized, 17,443,058 shares issued and outstanding	87,215	87,215
Additional paid-in capital	9,990,716	9,977,157
Accumulated deficit	(13,827,557)	(12,505,643)
Total stockholders’ deficit	(3,749,626)	(2,441,271)

	$ 10,947,351	$ 9,167,446

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$ 1,546	$ 8,286

Operating costs and expenses:
Cost of revenues	37,857	28,157
Plant start up costs	218,663	-
General and administrative	309,140	126,417
Depreciation	21,354	18,863

Total operating costs and expenses	587,014	173,437

Loss from operations	(585,468)	(165,151)

Other income (expense):
Interest expense, net	(731,688)	(34,843)
Loss on disposal of assets	(4,758)	-

Total other income (expense), net	(736,446)	(34,843)

Loss before income taxes	(1,321,914)	(199,994)

Provision for income taxes	-	-

Net loss	$ (1,321,914)	$ (199,994)

Loss per common share, basic and diluted	$ (0.08)	$ (0.01)

Weighted average number of shares outstanding, basic and diluted	17,443,058	16,666,045

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,321,914)	$ (199,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,354	18,863
Accretion of asset retirement obligations	4,448	4,191
Stock option expense	13,559	3,814
Amortization of debt discount to interest expense	11,534	3,050
Accrued salaries added to notes payable - related parties	-	45,600
Loss on disposal of assets	4,758	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	26,719
(Increase) decrease in prepaid expenses and other current assets	13,995	(5,807)
Decrease in deposits	-	5,750
Increase (decrease) in accounts payable	(363,528)	23,729
Increase in accrued expenses – related parties	-	12,236
Increase (decrease) in accrued expenses	796,688	(22,279)

Net cash used in operating activities	(819,106)	(84,128)

Cash flows from investing activities:
Purchase of property and equipment	(1,628,597)	-

Net cash used in investing activities	(1,628,597)	-

Cash flows from financing activities:
Proceeds from notes payable – related parties	-	19,000
Payments of notes payable – related parties	-	(12,000)
Proceeds from notes payable and long-term debt	2,590,643	50,000
Payments of notes payable and long-term debt	(9,592)	(10,121)

Net cash provided by financing activities	2,581,051	46,879

Net increase (decrease) in cash and cash equivalents	133,348	(37,249)
Cash and cash equivalents, beginning of period	252,299	53,210

Cash and cash equivalents, end of period	$ 385,647	$ 15,961

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements include the accounts of Interline Resources Corporation (the “Company”) and its wholly owned subsidiaries, Interline Energy Services, Inc. and Interline Hydrocarbons, Inc., and NorthCut Refining, LLC (“NorthCut”), an entity controlled through a majority member interest.  The consolidated condensed financial statements for 2007 include the operations and cash flows of NorthCut from the date of its formation in July 2007.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Effective January 8, 2008, Interline Energy Services, Inc. was merged into the Company.

Basis of Presentation – The interim financial information of the Company as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 is unaudited.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The Company’s consolidated condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  In addition, the Company has experienced delays in the completion of the rebuild of NorthCut’s Well Draw facility and commencement of its operations, requiring additional debt financing and significant interest expense.  As a result, the Company, on a consolidated basis, has a working capital deficit of $1,998,468, an accumulated deficit of $13,827,557 and a total stockholders’ deficit of $3,749,626 at March 31, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing from other sources.  In addition, the Company has formed NorthCut and arranged financing to rebuild and operate its Well Draw Plant.  As of March 31, 2008, the Well Draw Plant was not yet in operation.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.   The Company is currently in

default on a $650,000 loan and has significant interest payment obligations in January and February of 2009, which it currently does not have funds to pay.   Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing or refinancing , but no assurances can be given that such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

NOTE 3 – NORTHCUT REFINING LLC

NorthCut Refining, LLC (“NorthCut”) was formed in July 2007 as a Wyoming limited liability company.  In accordance with the original Operating Agreement entered into on September 13, 2007, the Company contributed the existing Well Draw facility, including land, fixtures, equipment and all operating permits (the “Plant”), receiving a 75% member interest in NorthCut.  The parties who arranged the initial $11.5 million of financing for construction of the project received a 25% interest in NorthCut (PCG Midstream, LLC 5% and NorthCut Holdings, LLC 20%, “Funding Group”).  The Company was designated as the Manager and will oversee and direct all aspects and operations of NorthCut and the Plant.  PCG Midstream, LLC acts as a Co-Interim Manager until the construction loan is repaid.

The $11.5 million Construction Loan Agreement was entered into by Private Capital Group, Inc., as Lender and NorthCut as Borrower.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan, and pledging all of the assets of the Company.  The Promissory Note carries an interest rate of 24% per year.  The original maturity date was August 1, 2009.   Pursuant to the terms of the original Promissory Note, effective February 1, 2008, all accrued but unpaid interest as of January 31, 2008 was payable in 6 equal monthly payments on the first day of February 2008, and on the first day of the next succeeding 5 months.  Additionally, commencing on March 1, 2008 and on the first day of each month thereafter, all other accrued interest was payable 1 month in arrears.  The original Promissory Note allowed the grant of an extension of time to begin paying the interest from February 1, 2008 to August 1, 2008 at the option of the Lender upon the submission of written evidence demonstrating NorthCut’s best efforts to obtain an operating line of credit in the sum of not less than $7,500,000.   The original Operating Agreement provided that 75% of the Available Cash each month will be paid to reduce the loan amount.  The Company receives the remaining 25% of Available Cash, and the funding group receives no distributions until after the loan has been paid back.

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

Pursuant to the terms of the original Operating Agreement, until the construction loan is repaid, all profits and losses are allocated 100% to the Company.

In January 2008, NorthCut applied for and was granted an extension of time from February 1, 2008 to August 1, 2008 to begin making accrued interest payments on the Plant construction Promissory Note.

On April 29, 2008 the $11.5 million Construction Loan Agreement and Promissory Note were amended and an additional $1,200,000 was borrowed on the same terms of the original agreements, increasing the total principal balance of the note to $12,700,000.

The Company required additional construction financing and arranged to borrow an additional $3.5 million from parties related to the Funding Group (Note 6).  In connection with the financing, on October 14, 2008, the parties entered into the First Amendment to the Operating Agreement of NorthCut Refining, LLC (“Amended Operating Agreement”) to:

i.

Amend defined terms to encompass additional loans and advances to the Company;

ii.

Change the respective Membership Interest and Percentage Interest of the Members;

iii.

Provide for amended allocations of Profits and Losses and distributions of the Available Cash to the Members and to repay the Company’s indebtedness; and

iv.

Make other changes on which the Managers and Members agree.

The Amended Operating Agreement provides that 80% of Pre-Debt Service Cash each month will be paid to reduce the loan amount.  During the Loan Period, the Managers shall distribute remaining Available Cash 75% to the Company, 13.65% to NorthCut Holdings, LLC and 11.35% to PCG Midstream, LLC.

Pursuant to the Amended Operating Agreement, the Membership Interest and Percentage Interest of the Members were changed to 68% for the Company, 15% for PCG Midstream, LLC and 17% for NorthCut Holdings, LLC.

The parties also entered into a First Amendment to Management Services Agreement, pursuant to which the monthly management fee payable to the Company was changed to $60,000 per month effective November 1, 2008.

As part of the negotiations on the additional financing, the Company negotiated the right to purchase NorthCut Holdings LLC’s 17% Membership Interest in NorthCut for a purchase price of $1,500,000.  The purchase must be completed by January 31, 2009.  The purchase of the 17% would increase the Company’s Membership Interest in NorthCut to 85%.  Additionally, the Company negotiated the right to purchase PCG Midstream, LLC’s 10% Membership Interest in NorthCut.  The purchase would be in two parts.  The Company shall have the right to purchase a 5% Membership Interest in NorthCut from PCG Midstream, LLC for $100,000 at any time within one year after PCG Midstream, LLC has received from NorthCut $3,400,000 in distributions of available cash.  The Company shall have the right to purchase a second 5% Membership Interest in NorthCut for $100,000 at any time within one year after PCG Midstream, LLC has received from NorthCut $6,800,000 in distributions of available cash.  If the Company is able to purchase all the interest under the purchase agreements, the Company’s Membership Interest in NorthCut would increase to 95%.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

The note payable – related party at March 31, 2008 and December 31, 2007 consisted of an unsecured note payable to a stockholder, which was repaid in July 2008.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses – related parties consisted of accrued interest payable to related parties of $ 20,488 at March 31, 2008 and December 31, 2007, which was repaid in July 2008.

Accrued expenses consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007

Interest	$ 1, 254,935	$ 548,247
Bond obligation	25,000	25,000
Payroll and related	121,000	31,000

	$ 1, 400,935	$ 604,247

NOTE 6 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Plant construction promissory note, secured by plant and equipment, with interest at 24%, due August 2009	$ 11,300,000	$ 9,400,000
Note payable, secured by building and personal property and assignment of rents, with interest at 24%, currently past due, guaranteed by the President of the Company	650,000	-
Mortgage note payable, secured by office building, with interest at 7%, payable in monthly installments of $5,820 through January 2025	686,925	692,301
Note payable to financing company, secured by vehicle, with interest at 4.9%, payable in monthly installments of $617 through March 2011	20,621	21,680
Note payable to financing company, secured by vehicle, with interest at 6.8%, payable in monthly installments of $539 through September 2013	29,597	-
Note payable to financing company, secured by vehicle, with interest at 5.5%, payable in monthly installments of $567 through September 2010	-	17,318
Note payable to an individual, unsecured, non-interest bearing, past due	100,000	100,000
Other short-term debt	132,131	30,541
Less debt discount	(80,912)	(31,499)

Total	12,838,362	10,230,341

Less current portion	861,378	165,110

Long-term portion	$ 11,976,984	$ 10,065,231

The original NorthCut Plant construction Promissory Note for $11.5 million was entered into in September 2007.   The original maturity date was August 1, 2009.  Pursuant to the terms of the original Promissory Note, effective February 1, 2008, all accrued but unpaid interest as of January 31, 2008 was payable in 6 equal monthly payments on the first day of February 2008, and on the first day of the next succeeding 5 months.  Additionally, commencing on March 1, 2008 and on the first day of each month thereafter, all other accrued interest was payable 1 month in arrears.  The original Promissory Note allowed the grant of an extension of time to begin paying the interest from February 1, 2008 to August 1, 2008 at the option of the Lender upon the submission of written evidence demonstrating NorthCut’s best efforts to obtain an operating line of credit in the sum of not less than $7,500,000.   In January 2008, NorthCut applied for and was granted an extension of time from February 1, 2008 to August 1, 2008 to begin making accrued interest payments on the Plant construction Promissory Note.  On April 29, 2008 the $11.5 million Plant construction Promissory Note was amended and an additional $1,200,000 was borrowed on the same terms of the original agreement, increasing the total principal balance of the note to $12,700,000.

 NorthCut entered into an amended promissory note dated October 27, 2008 in the amount of $16.2 million (the “Amended Note”) and related documents.  Under the terms of the Amended Note, NorthCut borrowed an additional $3.5 million from Private Capital Group, Inc. (“PCG”), increasing its indebtedness to $16.2 million to Private Capital Group, Inc.  The Company is a guarantor on all $16.2 million of this indebtedness.

The Amended Note bears interest at 24% per annum and is secured by all of NorthCut’s assets, including its oil topping plant and related equipment, and the assets of the Company.  The Amended Note matures on August 1, 2009.  Interest payments are required to be made on December 1, 2008 in the amount of $250,000, and on or before January 1, 2009 an additional interest payment of $250,000 is due.  On or before February 1, 2009, all unpaid interest, which is estimated to approximate $4.3 million, must be paid.  Commencing on March 1, 2009 and on the first day of each month thereafter, all other accrued interest one month in arrears must be paid.  The entire note and all unpaid interest must be paid by or on August 1, 2009.  A late charge of 4% is applied to any payments not received within five days of its due date.  In connection with entering into the Amended Note, NorthCut and the Company have entered into an amendment to the original deed of trust related to the notes securing the Amended Note with all of their assets.  The $250,000 interest payment due December 1, 2008 was made by the Company.

As part of the additional financing, PCG agreed to enter into a forbearance agreement to provide more time for NorthCut and the Company to arrange additional financing to pay the prior note and Amended Note.  The forbearance agreement delays collection efforts until January 30, 2009, unless NorthCut is in default prior to such time, which would include failing to make any interest payment.

As part of the financing, the Company also agreed to amend two stock options for 50,000 shares each to Westcoast Lending Group, Inc. granted pursuant to a previous financing arrangement.  Under the terms of the amended options the exercise price of the options was reduced to $0.50 per share.  The options have a term of five years.  In addition to the amendments to the stock options, the Company agreed to a conditional grant of stock to Robert Conte.  Mr. Conte provided part of the capital loaned by PCG.  Under the conditional grant of stock to Mr. Conte, if the daily closing price of the Company’s common stock does not equal or exceed $1.60 during any 30 day consecutive period from October 21, 2008 until April 21, 2010, the Company will issue shares of its common stock to Mr. Conte valued equivalent to the difference for 377,000 shares at $1.60 and the average closing price for the 6 month period between October 21, 2009 and April 21, 2010.

The $650,000 note payable was due on September 16, 2008, and a notice of default was filed on November 11, 2008.  In accordance with the terms of the note, the note contains a default interest rate of 36%, and requires late fees equal to 1.5% of the outstanding principal balance on the due date and every 14 days thereafter that the note remains unpaid.  The note is secured by the Company’s building in Alpine, Utah.

NOTE 7 – STOCK-BASED COMPENSATION

The Board of Directors of the Company, at its discretion, has issued stock options to employees, officers, directors and others.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grand date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.

Stock option expense related to amortization of the fair value of these options was $13,559 and $3,814 for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes the stock option activity during the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,000,000	$ 0.20
Granted	-
Exercised	-
Expired	-
Forfeited	-

Outstanding at March 31, 2008	1,000,000	0.20	5.76

Exercisable at March 31, 2008	400,000	0.13	4.25	$ 550,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.50 as of March 31, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2008, future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations totaled $85,828.

NOTE 8 – EARNINGS (LOSS) PER SHARE

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period.  Options to purchase 1,000,000 shares of common stock were outstanding at March 31, 2008 and December 31, 2007.  No options were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2008	2007

Weighted average number of common shares
outstanding	17,443,058	16,666,045
Dilutive effect of stock options	-	-
Weighted average number of common shares
outstanding, assuming dilution	17,443,058	16,666,045

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2008 and 2007, the Company paid no amounts for income taxes.  During the three months ended March 31, 2008 and 2007, the Company paid interest expense of $45,489 and $17,329, respectively.

During the three months ended March 31, 2008, the Company had the following non-cash financing and investing activities:

•

Acquired property and equipment with the issuance of accounts payable of $42,631.

•

Acquired property and equipment with the issuance of debt of $26,507.

During the three months ended March 31, 2007, the Company had no non-cash financing and investing activities.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations, and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its consolidated financial statements.

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

NOTE 11 - SUBSEQUENT EVENTS

In July 2008, the Company issued 92,861 shares of its restricted common stock in repayment of a note payable – related party of $15,000, accrued interest payable – related party of $20,488, and interest expense of $1,656,

In July 2008, the Company issued 300,000 shares of its restricted common stock for the exercise of stock options, for which a note payable – related party of $50,000 was repaid.

On November 6, 2008, the Company issued 120,000 shares of its restricted common stock valued at $90,000 as compensation to an employee.

Subsequent to March 31, 2008, NorthCut and the Company entered into various amendments and extensions of the NorthCut Plant construction Promissory Note and related agreements.  In connection with these amendments, the operating agreement of NorthCut Refining, LLC was also amended and the Company’s Membership Interest and Percentage Interest in NorthCut were reduced from 75% to 68%.  See Notes 3 and 6 for a more detailed discussion of these subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal operations and revenues.

NorthCut Refining, LLC (“NorthCut”) was formed as a Wyoming limited liability company in July 2007 to rebuild the Well Draw Gas Plant into a 5,000 barrel a day crude oil topping plant.  In accordance with the original Operating Agreement entered into on September 13, 2007, the Company contributed the existing Well Draw facility, including land, fixtures, equipment and all operating permits (the “Plant”), receiving a 75% member interest in NorthCut.  The parties who arranged the initial $11.5 million of financing for construction of the project received a 25% interest in NorthCut (PCG Midstream, LLC 5% and NorthCut Holdings, LLC 20% “Funding Group”).  The Company was designated as the Manager and will oversee and direct all aspects and operations of NorthCut and the Plant.  PCG Midstream, LLC acts as a Co-Interim Manager until the construction loan is repaid.

The $11.5 million Construction Loan Agreement was entered into by Private Capital Group, Inc., as Lender and NorthCut as Borrower.  NorthCut pledged all of its assets as collateral for the loan.  The Company executed a Guaranty Agreement and a Security Agreement, guaranteeing repayment of the loan, and pledging all of the assets of the Company.  The Promissory Note carries an interest rate of 24% per year.  The original maturity date was August 1, 2009.  The original Operating Agreement provided that 75% of the Available Cash each month will be paid to reduce the loan amount.  The Company receives the remaining 25% of Available Cash, and the funding group receives no distributions until after the loan has been paid back.

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

Pursuant to the terms of the original Operating Agreement, until the construction loan is repaid, all profits and losses are allocated 100% to the Company.

In January 2008, NorthCut applied for and was granted an extension of time from February 1, 2008 to August 1, 2008 to begin making accrued interest payments on the Plant construction Promissory Note.

On April 29, 2008 the $11.5 million Construction Loan Agreement and Promissory Note were amended and an additional $1,200,000 was borrowed on the same terms of the original agreements, increasing the total principal balance of the note to $12,700,000.

The Company required additional construction financing and arranged to borrow an additional $3.5 million from parties related to the Funding Group.  In connection with the financing, on October 14, 2008, the parties entered into the First Amendment to the Operating Agreement of NorthCut Refining, LLC (“Amended Operating Agreement”) to:

i.

Amend defined terms to encompass additional loans and advances to the Company;

ii.

Change the respective Membership Interest and Percentage Interest of the Members;

iii.

Provide for amended allocations of Profits and Losses and distributions of the Available Cash to the Members and to repay the Company’s indebtedness; and

iv.

Make other changes on which the Managers and Members agree.

The Amended Operating Agreement provides that 80% of Pre-Debt Service Cash each month will be paid to reduce the loan amount.  During the Loan Period, the Managers shall distribute remaining Available Cash 75% to the Company, 13.65% to NorthCut Holdings, LLC and 11.35% to PCG Midstream, LLC.

Pursuant to the Amended Operating Agreement, the Membership Interest and Percentage Interest of the Members were changed to 68% for the Company, 15% for PCG Midstream, LLC and 17% for NorthCut Holdings, LLC.

The parties also entered into a First Amendment to Management Services Agreement, pursuant to which the monthly management fee payable to the Company was changed to $60,000 per month effective November 1, 2008.

As part of the negotiations on the additional financing, the Company negotiated the right to purchase NorthCut Holdings LLC’s 17% Membership Interest in NorthCut for a purchase price of $1,500,000.  The purchase must be completed by January 31, 2009.  The purchase of the 17% would increase the Company’s Membership Interest in NorthCut to 85%.  Additionally, the Company negotiated the right to purchase from PCG Midstream, LLC a 10% Membership Interest in NorthCut.  The purchase would be in two parts.  The Company shall have the right to purchase a 5% Membership Interest in NorthCut from PCG Midstream, LLC for $100,000 at any time within one year after PCG Midstream, LLC has received from NorthCut $3,400,000 in distributions of available cash.  The Company shall have the right to purchase a second 5% Membership Interest in NorthCut for $100,000 at any time within one year after PCG Midstream, LLC has received from NorthCut $6,800,000 in distributions of available cash.  If the Company is able to purchase all the interest under the purchase agreements, the Company’s Membership Interest in NorthCut would increase to 95%.

NorthCut has recently undergone production testing of the Well Draw Plant at approximately two-thirds of the rated capacity.  This has allowed the engineering and refinery operations staff to evaluate the efficiency of the equipment and each process in the refinery.  The facility has produced diesel and gasoline (naphtha) that meet required specifications and now has product in on-site storage ready for sale.  This production testing has been valuable in identifying the need for minor modifications and equipment adjustments that will be made concurrently with production over the next few weeks to allow the refinery to meet or exceed rated capacity.  As further discussed elsewhere in this report, additional financing will be required to complete these plant modifications and equipment adjustments.

Going Concern

The Company’s consolidated condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  In addition, the Company has experienced delays in the completion of the rebuild of NorthCut’s Well Draw facility and commencement of its operations, requiring additional debt financing and significant interest expense.  As a result, the Company, on a consolidated basis, has a working capital deficit of $1,998,468, an accumulated deficit of $13,827,557 and a total stockholders’ deficit of $3,749,626 at March 31, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing from other sources.  In addition, the Company has formed NorthCut and arranged financing to rebuild and operate its Well Draw Plant.  As of March 31, 2008, the Well Draw Plant was not yet in operation.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.  The Company is currently in default on a $650,000 loan and has significant interest payment obligations in January and February of 2009, which it currently does not have funds to pay.  Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing or refinancing, but no assurances can be given that such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

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

Oil and Gas Accounting – Operation of oil and gas properties currently does not generate a significant portion of the Company’s consolidated revenues.  The Company has not engaged in or acquired any new oil or gas producing properties. Because the net book value of capitalized oil and gas equipment on the Company’s one producing well is not significant to the consolidated financial statements taken as a whole, those assets are being depreciated over their estimated useful lives.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the three months ended March 31, 2008 and 2007.

Asset Retirement Obligations – The Company is subject to certain regulations implemented to protect the environment.  These regulations require that when oil and gas wells are abandoned, the owners or operators must perform certain reclamation activities related to the oil and gas wells, including plugging the well, removing surface equipment and providing restoration of the well site’s surface.  Accordingly, a liability has been established in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, equal to the present value of the Company’s estimated future asset retirement obligations.  Over time, accretion of the liability is recognized as an operating expense and included in cost of revenues.  In the event an interest in an oil and gas well is transferred and the related asset retirement obligation eliminated, the liability is reversed with the income recorded as an offset to cost of revenues.  No related capitalized cost has been recorded by the Company for the asset retirement obligations since it has only one operating well and does not have proven oil and gas reserves.

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

Plant Start Up Costs – Start up, testing and other operating costs of the Well-Draw Plant incurred in advance of production are expensed as incurred.

Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At March 31, 2008 and December 31, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  At March 31, 2008, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements.  The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses.  As of March 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company owns and has had limited operations in several oil wells, a natural gas pipeline system and a crude oil pipeline, none of which is currently operating or are only marginally operating.  Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal, decreasing revenues from these sources.

During the three months ended March 31, 2008, revenues were $1,546 compared to revenues of $8,286 for the three months ended March 31, 2007.  Until the Well Draw Plant is operating, we expect to receive only nominal revenues, which will not cover ongoing operating and debt servicing costs.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues will vary depending on the mix of revenues during the period.  In addition, cost of revenues as a percentage of revenues has been unusually high due to the minimal level of operations, since a portion of these costs are fixed costs.

During the three months ended March 31, 2008, cost of revenues was $37,857 compared to $28,157 for the three months ended March 31, 2007.  Cost of revenues also includes accretion expense of $4,448 and $4,191 for the three months ended March 31, 2008 and 2007, respectively.

Plant Start Up Costs

The Company has not yet recognized revenues from NorthCut’s Well Draw facility; however, significant start-up, testing and other operating costs have been incurred in the current year in advance of production.  These costs have been expensed as incurred and totaled $218,663 for the three months ended March 31, 2008.

General and Administrative

General and administrative expenses increased $182,723, or 145%, to $309,140 in the three months ended March 31, 2008, from $126,417 in the three months ended March 31, 2007.  General and administrative expenses include all direct costs for administrative personnel, stock-based compensation, and all rents, property taxes and utilities for maintaining the Company office.  The increased level of general and administrative expenses in the current fiscal year resulted from additional stock option expense and from additional administrative expenses related to the start up operations of NorthCut.

Depreciation

Depreciation expense for the three months ended March 31, 2008 and 2007 was $21,354 and $18,863, respectively.  The increase in depreciation expense in the current year was due to the acquisition of a new vehicle.  Depreciation expense for NorthCut’s Well Draw facility will be recorded when the facility is placed into production.

Interest Expense

Interest expense increased to $731,688 for the three months ended March 31, 2008, compared to $34,843 for the three months ended March 31, 2007.  The interest expense increased in the current year primarily due to the NorthCut plant construction financing.

Loss on Disposal of Assets

During the three months ended March 31, 2008, the Company realized a non-cash loss on disposal of a vehicle of $4,758.

Liquidity and Capital Resources

At March 31, 2008, the Company had current assets of $420,525, including cash of $385,647, and current liabilities of $2,418,993, resulting in a working capital deficit of $1,998,468.  A significant portion of the current liabilities relate to NorthCut plant construction costs payable, short-term debt and accrued interest payable on the NorthCut plant construction financing.

At March 31, 2008, the Company had total notes payable and long-term debt of $12,838,362, of which $861,378 was reported as a current liability and of which $650,000 is currently past due and in default.  Of this indebtedness, $11,950,000 represented construction financing received by NorthCut and guaranteed by the Company.  The $650,000 note is secured by the Company’s building in Alpine, Utah.

NorthCut entered into an amended promissory note dated October 27, 2008 in the amount of  $16.2 million (the “Amended Note”) and related documents.  Under the terms of the Amended Note, NorthCut borrowed an additional $3.5 million from Private Capital Group, Inc. (“PCG”), increasing its indebtedness to $16.2 million to Private Capital Group, Inc.  The Company is a guarantor on all $16.2 million of this indebtedness.

The Amended Note bears interest at 24% per annum and is secured by all of NorthCut’s assets, including its oil topping plant and related equipment, and the assets of the Company.  The Amended Note matures on August 1, 2009.  Interest payments are required to be made on December 1, 2008 in the amount of $250,000, and on or before January 1, 2009 an additional interest payment of $250,000) is due.  On or before February 1, 2009, all unpaid interest, which is estimated to approximate $4.3 million, must be paid.  Commencing on March 1, 2009 and on the first day of each month thereafter, all other accrued interest one month in arrears must be paid.  The entire note and all unpaid interest must be paid by or on August 1, 2009.  A late charge of 4% is applied to any payments not received within five days of its due date.  In connection with entering into the Amended Note, NorthCut and the Company have entered into an amendment to the original deed of trust related to the notes securing the Amended Note with all of their assets.

As part of the additional financing, PCG agreed to enter into a forbearance agreement to provide more time for NorthCut and the Company to arrange additional financing to pay the prior note and Amended Note.  The forbearance agreement delays collection efforts until January 30, 2009, unless NorthCut is in default prior to such time, which would include failing to make any interest payment.

As part of the financing, the Company also agreed to amend two stock options for 50,000 shares each to Westcoast Lending Group, Inc. granted pursuant to a previous financing arrangement.  Under the terms of the amended options the exercise price of the options was reduced to $0.50 per share.  The options have a term of five years.  In addition to the amendments to the stock options, the Company agreed to a conditional grant of stock to Robert Conte.  Mr. Conte provided part of the capital loaned by PCG.  Under the conditional grant of stock to Mr. Conte, if the daily closing price of the Company’s common stock does not equal or exceed $1.60 during any 30 day consecutive period from October 21, 2008 until April 21, 2010, the Company will issue shares of its common stock to Mr. Conte valued equivalent to the difference for 377,000 shares at $1.60 and the average closing price for the 6 month period between October 21, 2009 and April 21, 2010.

Because of increased Plant construction costs, on March 20, 2008, the Company borrowed an additional $650,000 from Private Capital Group at 24% interest for a six month term pursuant to a separate, supplemental loan agreement.  The proceeds were then loaned by the Company to NorthCut on the same terms.  The $650,000 note payable was due on September 16, 2008, and a notice of default was filed on November 11, 2008..  In accordance with the terms of the note, the note contains a default interest rate of 36%, and requires late fees equal to 1.5% of the outstanding principal balance on the due date and every 14 days thereafter that the note remains unpaid.  The note is secured by the Company’s building in Alpine, Utah.

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has experienced decreasing revenues and incurred net losses and negative cash flows from operations.  In addition, the Company has experienced delays in the completion and operation of NorthCut’s Well Draw facility, requiring additional debt financing and significant interest expense.  As a result, at March 31, 2008, the Company had an accumulated operating deficit of $13,827,557 and a stockholders’ deficit of $3,749,626.

During the three months ended March 31, 2008, the Company incurred a net loss of $1,321,914 and used $819,106 cash in operating activities.  During the three months ended March 31, 2007, the Company incurred a net loss of $199,994 and used $84,128 cash in operating activities.  The increase in cash used in operating activities during the current year was due primarily to the decrease in revenues compared to last year, the increase in plant operating costs, the increase in general and administrative expenses, and the reduction in accounts payable in the current year.

During the three months ended March 31, 2008, net cash used in investing activities was $1,628,597, comprised primarily of cash additions to the NorthCut plant.  No net cash was provided by or used in investing activities for the three months ended March 31, 2007.

Due to decreasing revenues, and prior to the NorthCut financing, the Company has financed its operations primarily from the proceeds of short-term debt and the sale of idle property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 was $2,581,051, comprised of $1,900,000 from the NorthCut financing and $690,643 short-term financing from other sources, partially offset by repayment of debt of $9,592.  Net cash provided by financing activities for the three months ended March 31, 2007 was $46,879, comprised of additional loans from officers and employees of the Company of $19,000 and loans from non-related parties of $50,000, partially offset by repayment of related party loans of $12,000 and repayment of non-related party debt of $10,121.

NorthCut and the Company executed a Management Services Agreement by which the Company will act as manager of the Plant for a term of fifty years.  Under the original agreement, the Company will provide management, supervisory, and other general services to NorthCut and the Well Draw Plant, and supervise and direct all aspects of the day-to-day operation of the Plant.  During the construction phase of the plant, the Company receives a management fee of $87,000 per month for six months.  Once in operation, the Company receives a $40,000 per month operating fee.  These NorthCut management fees are eliminated in consolidation in the Company’s consolidated financial statements.

The parties also entered into a First Amendment to Management Services Agreement, pursuant to which the monthly management fee payable to the Company was changed to $60,000 per month effective November 1, 2008.

The Company believes that once the Well Draw Plant has been constructed and reaches a successful level of operations, funds provided by the management fee and from the Company’s share of distributions of available cash will be sufficient to meet its operating needs.  The Company intends on refinancing the NorthCut construction financing, which currently bears interest at an annual rate of 24% and matures in August 2009, with long-term, more favorable financing.  However, there is no assurance that the Company and NorthCut will be successful in these endeavors.   In addition, interest payments are required to be made on December 1, 2008 in the amount of $250,000, and on or before January 1, 2009 an additional interest payment of $250,000 is due.  The December interest payment of $250,000 was made by the Company.  On or before February 1, 2009, all unpaid interest, which is estimated to approximate $4.3 million, must be paid.  The $650,000 note payable due on September 16, 2008 is currently in default.  The note is secured by the Company’s building in Alpine, Utah.  In accordance with the terms of the note, the note contains a default interest rate of 36%, and requires late fees equal to 1.5% of the outstanding principal balance on the due date and every 14 days thereafter that the note remains unpaid.  The Company will be dependent on obtaining equity or more favorable debt financing to make these interest payments and retire the past due obligations.  If the interest payments on the construction financing are not made, the Company will be in default of its loan obligations and its assets will be subject to foreclosure under the terms of the loan agreements.  If our assets are foreclosed upon, we would be forced to shut down all operations and seek bankruptcy protection.

Until the Well Draw Plant is operating, we expect to receive only nominal revenues, which will not cover ongoing operating and debt servicing costs.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.  Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing, but no assurances can be given such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the three months ended March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At times, a portion of the Company’s cash equivalents and short-term investments may bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate fluctuations.  Significant changes in interest rates may have a material impact on the Company’s investment income, but likely will not have a material impact on the Company’s consolidated results of operations, given current levels of cash and cash equivalents.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has essentially been insolvent, with minimal operations and revenues.  We have not yet obtained long-term financing for the rebuilt facility and have experienced delays in completing and operating the facility.  As a result, we have not had the financial resources to employ a full accounting staff and to timely file our periodic reports with the SEC.

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

Management is committed to remediate these material weaknesses during 2009 and to improving our financial organization.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.  As part of this commitment, we recently hired a controller, and we will address the segregation of duties issue by increasing our personnel resources and technical accounting expertise within the accounting function as funds are available to the Company.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

(b) Changes in internal controls

Other than described above, during the most recent fiscal quarter covered by this report, and since that date there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any litigation.

The Company has received a letter from the Securities and Exchange Commission informing the Company that it is late in making its periodic filings with the SEC.  The Company is currently trying to bring its filings with the SEC current.

ITEM 1A.  RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-KSB for the year ended December 31, 2007 which could materially affect its business, financial condition or future results of operations.  Those risks are still applicable, and with current adverse economic and capital markets conditions in general, combined with a decline in oil prices, it will be even more difficult for the Company to obtain financing.  If financing is obtained, the terms of the financing may not be favorable to the Company and to its shareholders.  With current debt obligations coming due or already past due, there is no assurance that the Company will be able to continue in business and maintain control of the Well Draw Plant.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended March 31, 2008, the Company had no sales of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on a $650,000 note payable that was due on September 16, 2008.  In accordance with the terms of the note, the note contains a default interest rate of 36%, and requires late fees equal to 1.5% of the outstanding principal balance on the due date and every 14 days thereafter that the note remains unpaid.  The note is secured by the Company’s building in Alpine, Utah.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.        Description                                                Location

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

                                                                                             33-25011-D on Form S-18

10.1                    Amended Promissory Note                           Incorporated by Reference to Exhibit10.1

                                                                                             of the Company’s Current Report on Form

                                                                                             8-K filed November 4, 2008

10.2                    Second Amendment to Deed of Trust,           Incorporated by Reference to Exhibit 10.2

                          Assignment of Rents and Leases,                  of the Company’s Current Report on

                          SecurityAgreement and Financing                  Form 8-K filed November 4, 2008

                          Statement

10.3                    First Amendment to Operating                      Incorporated by Reference to Exhibit

                          Agreement of NorthCut Refining, LLC          10.3 of the Company’s Current Report                                                                                              on Form 8-K filed November 4, 2008

10.4                   First Amendment to Management                  Incorporated by Reference to Exhibit 10.4

                         Services Agreement                                      of the Company’s Current Report on Form

                                                                                                                            8-K filed November 4, 2008

10.5                   Limited Liability Company Membership          Incorporated by Reference to Exhibit 10.5

                         Interest Purchase Agreement - PCG              of the Company’s Current Report on

                                                                                             Form 8-K filed November 4, 2008

10.6                   Limited Liability Company Membership          Incorporated by Reference to Exhibit 10.6

                         Interest Purchase Agreement –                     of the Company’s Current Report on

                         NorthCut Holdings                                        Form 8-K filed November 4, 2008

10.7                   Forbearance Agreement                               Incorporated by Reference to Exhibit 10.7

                                                                                                                           of the Company’s Current Report on

                                                                                                                           Form 8-K filed November 4, 2008

10.8                   Amended Stock Option Grant                               Incorporated by Reference to Exhibit 10.8

                                                                                                                           of the Company’s Current Report on

                                                                                                                           Form 8-K filed November 4, 2008

10.9                   Amended Stock Option Grant                       Incorporated by Reference to Exhibit 10.9

                                                                                            of the Company’s Current Report on

                                                                                            Form 8-K filed November 4, 2008

10.10                 Conditional Grant of Stock                            Incorporated by Reference to Exhibit 10.10

                                                                                                                          of the Company’s Current Report on

                                                                                                                           Form 8-K filed November 4, 2008

31.1                   302 Certification of CEO                              This Filing

31.2                   302 Certification of CFO                              This Filing

32.1                   906 Certification of CEO                              This Filing

32.2                   906 Certification of CEO                              This Filing

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE RESOURCES CORPORATION

Date: December 17, 2008

By: /s/ Michael R. Williams

Michael R. Williams

CEO, President and Chairman of

the Board of Directors

Date: December 17, 2008

By: /s/ Michael R. Williams

Michael R. Williams

Principal Accounting Officer