Form 10-Q
period 2008-06-30
INTERLINE RESOURCES CORP
filed 2008-12-18
CIK 841533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

FOR THE QUARTER ENDED JUNE 30, 2008

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

     23

PART II Other Information

Item 1.

Legal Proceedings

     24

Item 1A.  Risk Factors

     24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

     24

Item 3.

Defaults Upon Senior Securities

     24

Item 4.

Submission of Matters to a Vote of Security Holders

     24

Item 5.

Other Information

     24

Item 6.

Exhibits

     25

Signatures

     26

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$ 27,164	$ 252,299
Accounts receivable	992	792
Inventories	135,044	-
Prepaid expenses and other current assets	47,951	48,081
Total current assets	211,151	301,172

Property and equipment, net	12,156,256	8,841,274
Restricted reclamation deposits	25,000	25,000
Technology and marketing rights, net	-	-

	$ 12,392,407	$ 9,167,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 947,402	$ 442,089
Accrued expenses – related parties	20,488	20,488
Accrued expenses	2,140,633	604,247
Note payable - related party	15,000	15,000
Notes payable and current portion of long-term debt	802,645	165,110
Total current liabilities	3,926,168	1,246,934

Long-term liabilities:
Long-term debt, net of discount of $28,127 and $31,499, respectively	13,373,176	10,065,231
Asset retirement obligations	261,870	296,552

Total liabilities	17,561,214	11,608,717

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.005 par value, 100,000,000 shares authorized, 17,443,058 shares issued and outstanding	87,215	87,215
Additional paid-in capital	10,092,865	9,977,157
Accumulated deficit	(15,348,887)	(12,505,643)
Total stockholders’ deficit	(5,168,807)	(2,441,271)

	$ 12,392,407	$ 9,167,446

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$ 23,257	$ 21,165	$ 24,803	$ 29,451

Operating costs and expenses:
Cost of revenues	(21,595)	29,476	16,262	57,633
Plant start up costs	291,328	-	509,991	-
General and administrative	372,147	166,817	681,287	293,234
Depreciation	18,728	18,862	40,082	37,725

Total operating costs and expenses	660,608	215,155	1,247,622	388,592

Loss from operations	(637,351)	(193,990)	(1,222,819)	(359,141)

Other income (expense):
Interest expense, net	(883,979)	(38,945)	(1,615,667)	(73,788)
Gain (loss) on disposal of assets	-	175,000	(4,758)	175,000

Total other income (expense), net	(883,979)	136,055	(1,620,425)	101,212

Loss before income taxes	(1,521,330)	(57,935)	(2,843,244)	(257,929)

Provision for income taxes	-		-	-

Net loss	$ (1,521,330)	$ (57,935)	$ (2,843,244)	$ (257,929)

Loss per common share, basic and diluted	$ (0.08)	$ (0.01)	$ (0.16)	$ (0.02)

Weighted average number of shares outstanding, basic and diluted	17,443,058	16,738,572	17,443,058	16,702,509

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (2,843,244)	$ (257,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,082	37,725
Accretion of asset retirement obligations	8,318	8,445
Stock option expense	34,873	7,629
Amortization of debt discount to interest expense	64,319	3,050
Common stock issued for interest expense	-	12,750
Stock options issued for interest expense	80,835	-
Accrued salaries added to notes payable - related parties	-	54,100
Gain on reduction of asset retirement obligations	(43,000)	-
Loss (gain)on disposal of assets	4,758	(175,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(200)	26,719
Increase in inventories	(135,044)	-
(Increase) decrease in prepaid expenses and other current assets	130	(8,607)
Decrease in deposits	-	5,750
Increase (decrease) in accounts payable	(252,421)	8,976
Increase in accrued expenses – related parties	-	24,002
Increase (decrease) in accrued expenses	1,536,386	2,269

Net cash used in operating activities	(1,504,208)	(250,121)

Cash flows from investing activities:
Purchase of property and equipment	(2,586,652)	-
Proceeds from disposal of assets	-	175,000

Net cash provided by (used in) investing activities	(2,586,652)	175,000

Cash flows from financing activities:
Proceeds from notes payable – related parties	-	94,000
Payments of notes payable – related parties	-	(138,250)
Proceeds from notes payable and long-term debt	3,990,643	100,000
Payments of notes payable and long-term debt	(124,918)	(16,484)

Net cash provided by financing activities	3,865,725	39,266

Net decrease in cash and cash equivalents	(225,135)	(35,855)
Cash and cash equivalents, beginning of period	252,299	53,210

Cash and cash equivalents, end of period	$ 27,164	$ 17,355

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

Basis of Presentation – The interim financial information of the Company as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 is unaudited.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The Company’s consolidated condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  In addition, the Company has experienced delays in the completion of the rebuild of NorthCut’s Well Draw facility and commencement of its operations, requiring additional debt financing and significant interest expense.  As a result, the Company, on a consolidated basis, has a working capital deficit of $3,715,017, an accumulated deficit of $15,348,887 and a total stockholders’ deficit of $5,168,807 at June 30, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing from other sources.  In addition, the Company has formed NorthCut and arranged financing to rebuild and operate its Well Draw Plant.  As of June 30, 2008, the Well Draw Plant was not yet in operation.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.  The Company is currently in default on a $650,000 loan and has significant interest payment obligations in January and February of 2009, which it currently does not have funds to pay.  Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing or refinancing, but no assurances can be given that such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

The note payable – related party at June 30, 2008 and December 31, 2007 consisted of an unsecured note payable to a stockholder, which was repaid in July 2008.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses – related parties consisted of accrued interest payable to related parties of $ 20,488 at June 30, 2008 and December 31, 2007, which was repaid in July 2008.

Accrued expenses consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007

Interest	$ 1, 994,883	$ 548,247
Bond obligation	25,000	25,000
Payroll and related	120,750	31,000

	$ 2, 140,633	$ 604,247

NOTE 6 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Plant construction promissory note, secured by plant and equipment, with interest at 24%, due August 2009	$ 12,700,000	$ 9,400,000
Note payable, secured by building and personal property and assignment of rents, with interest at 24%, currently past due, guaranteed by the President of the Company	650,000	-
Mortgage note payable, secured by office building, with interest at 7%, payable in monthly installments of $5,820 through January 2025	681,455	692,301
Note payable to financing company, secured by vehicle, with interest at 4.9%, payable in monthly installments of $617 through March 2011	19,016	21,680
Note payable to financing company, secured by vehicle, with interest at 6.8%, payable in monthly installments of $539 through September 2013	28,477	-
Note payable to financing company, secured by vehicle, with interest at 5.5%, payable in monthly installments of $567 through September 2010	-	17,318
Note payable to an individual, unsecured, non-interest bearing, past due	100,000	100,000
Other short-term debt	25,000	30,541
Less debt discount	(28,127)	(31,499)

Total	14,175,821	10,230,341

Less current portion	802,645	165,110

Long-term portion	$ 13,373,176	$ 10,065,231

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

The Amended Note bears interest at 24% per annum and is secured by all of NorthCut’s assets, including its oil topping plant and related equipment, and the assets of the Company.  The Amended Note matures on August 1, 2009.  Interest payments are required to be made on December 1, 2008 in the amount of $250,000, and on or before January 1, 2009 an additional interest payment of $250,000 is due.  On or before February 1, 2009, all unpaid interest, which is estimated to approximate $4.3 million must be paid.  Commencing on March 1, 2009 and on the first day of each month thereafter, all other accrued interest one month in arrears must be paid.  The entire note and all unpaid interest must be paid by or on August 1, 2009.  A late charge of 4% is applied to any payments not received within five days of its due date.  In connection with entering into the Amended Note, NorthCut and the Company have entered into an amendment to the original deed of trust related to the notes securing the Amended Note with all of their assets.  The $250,000 interest payment due December 1, 2008 was made by the Company.

As part of the additional financing, PCG agreed to enter into a forbearance agreement to provide more time for NorthCut and the Company to arrange additional financing to pay the prior note and Amended Note.  The forbearance agreement delays collection efforts until January 30, 2009, unless NorthCut is in default prior to such time, which would include failing to make any interest payment.

As part of the financing, the Company also agreed to amend two stock options for 50,000 shares each to Westcoast Lending Group, Inc. granted pursuant to a previous financing arrangement.  Under the terms of the amended options the exercise price of the options was reduced to $0.50 per share.  The options have a term of five years.  In addition to the amendments to the stock options, the Company agreed to a conditional grant of stock to Robert Conte.  Mr. Conte provided part of the capital loaned by PCG.  Under the conditional grant of stock to Mr. Conte, if the daily closing price of the Company’s common stock does not equal or exceed $1.60during any 30 day consecutive period from October 21, 2008 until April 21, 2010, the Company will issue shares of its common stock to Mr. Conte valued equivalent to the difference for 377,000 shares at one dollar and $1.60 and the average closing price for the 6 month period between October 21, 2009 and April 21, 2010.

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

Stock option expense related to amortization of the fair value of these options was $21,314 and $3,815 for the three months ended June 30, 2008 and 2007, respectively, and $34,873 and $7,629 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,000,000	$ 0.20
Granted	160,000	1.16
Exercised	-
Expired	-
Forfeited	-

Outstanding at June 30, 2008	1,160,000	0.33	5.13

Exercisable at June 30, 2008	560,000	0.42	3.65	$ 500,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.30 as of June 30, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2008, future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations totaled $72,268.

During the six months ended June 30, 2008, options to purchase 160,000 shares of the Company’s common stock were issued to lenders and an employee with exercise prices ranging from $0.70 to $1.40 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	131.50%
Risk-free interest rate	2.35%
Expected life of options	2.88 years

NOTE 8 – EARNINGS (LOSS) PER SHARE

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period.  Options to purchase 1,160,000 and 1,000,000 shares of common stock were outstanding at June 30, 2008 and December 31, 2007, respectively.  No options were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average number of common shares
outstanding	17,443,058	16,738,572	17,443,058	16,702,509
Dilutive effect of stock options	-	-	-	-
Weighted average number of common shares
outstanding, assuming dilution	17,443,058	16,738,572	17,443,058	16,702,509

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2008 and 2007, the Company paid no amounts for income taxes.  During the six months ended June 30, 2008 and 2007, the Company paid interest expense of $109,846 and $26,159, respectively.

During the six months ended June 30, 2008, the Company had the following non-cash financing and investing activities:

•

Acquired property and equipment with the issuance of accounts payable of $757,734.

•

Acquired property and equipment with the issuance of debt of $26,507.

During the six months ended June 30, 2007, the Company had no non-cash financing and investing activities.

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

Subsequent to June 30, 2008, NorthCut and the Company entered into various amendments and extensions of the NorthCut Plant construction Promissory Note and related agreements.  In connection with these amendments, the operating agreement of NorthCut Refining, LLC was also amended and the Company’s Membership Interest and Percentage Interest in NorthCut were reduced from 75% to 68%.  See Notes 3 and 6 for a more detailed discussion of these subsequent events.

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

Going Concern

The Company’s consolidated condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  In addition, the Company has experienced delays in the completion of the rebuild of NorthCut’s Well Draw facility and commencement of its operations, requiring additional debt financing and significant interest expense.  As a result, the Company, on a consolidated basis, has a working capital deficit of $3,715,017, an accumulated deficit of $15,348,887 and a total stockholders’ deficit of $5,168,807 at June 30, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing from other sources.  In addition, the Company has formed NorthCut and arranged financing to rebuild and operate its Well Draw Plant.  As of June 30, 2008, the Well Draw Plant was not yet in operation.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.  The Company is currently in default on a $650,000 loan and has significant interest payment obligations in January and February of 2009, which it currently does not have funds to pay.  Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing or refinancing, but no assurances can be given that such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

Inventories – Inventories are stated at cost, on a first-in, first-out basis.

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

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the three months and six months ended June 30, 2008 and 2007.

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

Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At June 30, 2008 and December 31, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  At June 30, 2008, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements.  The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses.  As of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

During the three months ended June 30, 2008, revenues were $23,257 compared to revenues of $21,165 for the three months ended June 30, 2007.  During the six months ended June 30, 2008, revenues were $24,803 compared to revenues of $29,451 for the six months ended June 30, 2007.  Until the Well Draw Plant is operating, we expect to receive only nominal revenues, which will not cover ongoing operating and debt servicing costs.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues will vary depending on the mix of revenues during the period.  In addition, cost of revenues as a percentage of revenues has been unusually high due to the minimal level of operations, since a portion of these costs are fixed costs.

During the three months ended June 30, 2008, cost of revenues was $(21,595) compared to $29,476 for the three months ended June 30, 2007.  During the six months ended June 30, 2008, cost of revenues was $16,262 compared to $57,633 for the six months ended June 30, 2007.  Cost of revenues in the current year are lower than cost of revenues in the prior year primarily because of a gain of $43,000 for the reduction of asset retirement obligations in the current year, which was recorded as an offset to cost of revenues.  Cost of revenues also includes accretion expense of $3,870 and $4,254 for the three months ended June 30, 2008 and 2007, respectively, and $8,318 and $8,445 for the six months ended June 30, 2008 and 2007, respectively.

Plant Start Up Costs

The Company has not yet recognized revenues from NorthCut’s Well Draw facility; however, significant start-up, testing and other operating costs have been incurred in the current year in advance of production.  These costs have been expensed as incurred and totaled $291,328 and $509,991 for the three months and six months ended June 30, 2008, respectively.

General and Administrative

General and administrative expenses increased $205,330, or 123%, to $372,147 in the three months ended June 30, 2008, from $166,817 in the three months ended June 30, 2007.  General and administrative expenses increased $388,053, or 132%, to $681,287 in the six months ended June 30, 2008, from $293,234 in the six months ended June 30, 2007.  General and administrative expenses include all direct costs for administrative personnel, stock-based compensation, and all rents, property taxes and utilities for maintaining the Company office.  The increased level of general and administrative expenses in the current fiscal year resulted from additional stock option expense and from additional administrative expenses related to the start up operations of NorthCut.

Depreciation

Depreciation expense for the three months ended June 30, 2008 and 2007 was $18,728 and $18,862, respectively, and $40,082 and $37,725 for the six months ended June 30, 2008 and 2007, respectively.  The increase in depreciation expense in the current year was due to the acquisition of a new vehicle.  Depreciation expense for NorthCut’s Well Draw facility will be recorded when the facility is placed into production.

Interest Expense

Interest expense increased to $883,979 for the three months ended June 30, 2008, compared to $38,945 for the three months ended June 30, 2007, and to $1,615,667 for the six months ended June 30, 2008, compared to $73,788 for the six months ended June 30, 2007.  The interest expense increased in the current year primarily due to the NorthCut plant construction financing.

Gain (Loss) on Disposal of Assets

During the six months ended June 30, 2008, the Company realized a non-cash loss on disposal of a vehicle of $4,758.  During the six months ended June 30, 2007, the Company received proceeds from the sale of idle assets of $175,000, and recorded a gain on disposal of assets for this amount.

Liquidity and Capital Resources

At June 30, 2008, the Company had current assets of $211,151, including cash of $27,164, and current liabilities of $3,926,168, resulting in a working capital deficit of $3,715,017.  A significant portion of the current liabilities relate to NorthCut plant construction costs payable, short-term debt and accrued interest payable on the NorthCut plant construction financing.

At June 30, 2008, the Company had total notes payable and long-term debt of $14,175,821, of which $802,645 was reported as a current liability and of which $650,000 is currently past due and in default.  Of this indebtedness, $13,350,000 represented construction financing received by NorthCut and guaranteed by the Company.  The $650,000 note is secured by the Company’s building in Alpine, Utah.

NorthCut entered into an amended promissory note dated October 27, 2008 in the amount of $16.2 million (the “Amended Note”) and related documents.  Under the terms of the Amended Note, NorthCut borrowed an additional $3.5 million from Private Capital Group, Inc. (“PCG”) increasing its indebtedness to $16.2 million to Private Capital Group, Inc.  The Company is a guarantor on all $16.2 million of this indebtedness.

The Amended Note bears interest at 24% per annum and is secured by all of NorthCut’s assets including it oil topping plant and related equipment and the assets of the Company.  The Amended Note matures on August 1, 2009.  Interest payments are required to be made on December 1, 2008 in the amount of $250,000, and on or before January 1, 2009 an additional interest payment of $250,000 is due.  On or before February 1, 2009, all unpaid interest, which is estimated to approximate $4.3 million must be paid.  Commencing on March 1, 2009 and on the first day of each month thereafter, all other accrued interest one month in arrears must be paid.  The entire note and all unpaid interest must be paid by or on August 1, 2009.  A late charge of 4% is applied to any payments not received within five days of its due date.  In connection with entering into the Amended Note, NorthCut and the Company have entered into amendment to the original deed of trust related to the notes securing the Amended Note with all of their assets.

As part of the additional financing, PCG agreed to enter into a forbearance agreement to provide more time for NorthCut and the Company to arrange additional financing to pay the prior note and

Amended Note.  The forbearance agreement delays collection efforts until January 30, 2009, unless NorthCut is in default prior to such time, which would include failing to make any interest payment.

As part of the financing, the Company also agreed to amend two stock options for 50,000 shares each to Westcoast Lending Group, Inc. granted pursuant to a previous   Under the terms of the amended options the exercise price of the options was reduced to $0.50 per share.  The options have a term of five years.  In addition to the amendments to the stock options, the Company agreed to a conditional grant of stock to Robert Conte.  Mr. Conte provided part of the capital loaned by PCG.  Under the conditional grant of stock to Mr. Conte, if the daily closing price of the Company’s common stock does not equal or exceed $1.60 during any 30 day consecutive period from October 21, 2008 until April 21, 2010, the Company will issue shares of its common stock to Mr. Conte valued equivalent to the difference for 377,000 shares at $1.60 and the average closing price for the 6 month period between October 21, 2009 and April 21, 2010.

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

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has experienced decreasing revenues and incurred net losses and negative cash flows from operations.  In addition, the Company has experienced delays in the completion and operation of NorthCut’s Well Draw facility, requiring additional debt financing and significant interest expense.  As a result, at June 30, 2008, the Company had an accumulated operating deficit of $15,348,887 and a stockholders’ deficit of $5,168,807.

During the six months ended June 30, 2008, the Company incurred a net loss of $2,843,244 and used $1,504,208 cash in operating activities.  During the six months ended June 30, 2007, the Company incurred a net loss of $257,929 and used $250,121 cash in operating activities.  The increase in cash used in operating activities during the current year was due primarily to the decrease in revenues compared to last year, the increase in plant operating costs, the increase in general and administrative expenses, the increase in inventories, and the reduction in accounts payable in the current year.

During the six months ended June 30, 2008, net cash used in investing activities was $2,586,652, comprised primarily of cash additions to the NorthCut plant.  During the six months ended June 30, 2007, net cash provided by investing activities was $175,000, comprised of proceeds from the sale of idle assets.

Due to decreasing revenues, and prior to the NorthCut financing, the Company has financed its operations primarily from the proceeds of short-term debt and the sale of idle property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $3,865,725, comprised of $3,300,000 from the NorthCut financing and $690,643 short-term financing from other sources, partially offset by repayment of debt of $124,918.  Net cash provided by financing activities for the six months ended June 30, 2007 was $39,266, comprised of additional loans from officers and employees of the Company of $94,000 and loans from non-related parties of $100,000, partially offset by repayment of related party loans of $138,250 and repayment of non-related party debt of $16,484.

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

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the six months ended June 30, 2008.

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

During three months ended June 30, 2008, the Company had no sales of its equity securities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by Reference from the Company’s Registration Statement No. 33-25011 on Form S-18
3.2	Amendment to Articles of Incorporation	Incorporated by Reference to the Company’s Form 8-A filed January 18, 1991
3.3	Bylaws	Incorporated by Reference to Exhibit 3.2 of the Company’s Registration Statement 33-25011-D on Form S-18
10.1	Amended Promissory Note	Incorporated by Reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.2	Second Amendment to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.3	First Amendment to Operating Agreement of NorthCut Refining, LLC	Incorporated by Reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.4	First Amendment to Management Services Agreement	Incorporated by Reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.5	Limited Liability Company Membership Interest Purchase Agreement - PCG	Incorporated by Reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.6	Limited Liability Company Membership Interest Purchase Agreement – Northcut Holdings	Incorporated by Reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.7	Forbearance Agreement	Incorporated by Reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.8	Amended Stock Option Grant	Incorporated by Reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.9	Amended Stock Option Grant	Incorporated by Reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed November 4, 2008
10.10	Conditional Grant of Stock	Incorporated by Reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed November 4, 2008
31.1	302 Certification of CEO	This Filing
31.2	302 Certification of CFO	This Filing
32.1	906 Certification of CEO	This Filing
32.2	906 Certification of CFO	This Filing

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