Form 10-Q
period 2008-09-30
INTERLINE RESOURCES CORP
filed 2008-12-18
CIK 841533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

INTERLINE RESOURCES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

23

Item 4T.  Controls and Procedures

23

PART II Other Information

Item 1.

Legal Proceedings

24

Item 1A.  Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

Signatures

26

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$ 1,371	$ 252,299
Accounts receivable	992	792
Inventories	141,204	-
Prepaid expenses and other current assets	193,545	48,081
Total current assets	337,112	301,172

Property and equipment, net	12,932,909	8,841,274
Restricted reclamation deposits	35,000	25,000
Technology and marketing rights, net	-	-

	$ 13,305,021	$ 9,167,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 1,915,993	$ 442,089
Accrued expenses – related parties	1,149	20,488
Accrued expenses	3,094,284	604,247
Note payable - related party	137,000	15,000
Notes payable and current portion of long-term debt, net of discount of $16,618 in 2008	13,793,142	165,110
Total current liabilities	18,941,568	1,246,934

Long-term liabilities:
Long-term debt, net of discount of $31,499 in 2007	687,898	10,065,231
Asset retirement obligations	265,798	296,552

Total liabilities	19,895,264	11,608,717

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.005 par value, 100,000,000 shares authorized, 17,835,919 and 17,443,058 shares issued and outstanding, respectively	89,180	87,215
Additional paid-in capital	10,237,095	9,977,157
Accumulated deficit	(16,916,518)	(12,505,643)
Total stockholders’ deficit	(6,590,243)	(2,441,271)

	$ 13,305,021	$ 9,167,446

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$ 68,000	$ 11,713	$ 92,803	$ 41,164

Operating costs and expenses:
Cost of revenues	8,242	44,906	24,504	102,539
Plant start up costs	239,175	-	749,166	-
General and administrative	482,402	710,753	1,163,689	1,003,987
Depreciation	18,777	18,862	58,859	56,587

Total operating costs and expenses	748,596	774,521	1,996,218	1,163,113

Loss from operations	(680,596)	(762,808)	(1,903,415)	(1,121,949)

Other income (expense):
Other income	2,654	-	2,654	-
Interest expense, net	(889,689)	(215,694)	(2,505,356)	(289,482)
Gain (loss) on disposal of assets	-	-	(4,758)	175,000

Total other income (expense), net	(887,035)	(215,694)	(2,507,460)	(114,482)

Loss before income taxes	(1,567,631)	(978,502)	(4,410,875)	(1,236,431)

Provision for income taxes	-		-	-

Net loss	$ (1,567,631)	$ (978,502)	$ (4,410,875)	$ (1,236,431)

Loss per common share, basic and diluted	$ (0.09)	$ (0.05)	$ (0.25)	$ (0.07)

Weighted average number of shares outstanding, basic and diluted	17,729,163	16,788,437	17,539,123	16,968,042

See accompanying notes to consolidated condensed financial statements

INTERLINE RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (4,410,875)	$ (1,236,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,859	56,587
Accretion of asset retirement obligations	12,246	12,763
Stock option expense	48,433	361,812
Amortization of debt discount to interest expense	75,828	6,259
Common stock issued for interest expense	1,656	12,750
Common stock issued for services	-	15,000
Stock options issued for interest expense	126,326	-
Accrued salaries added to notes payable - related parties	-	91,425
Gain on reduction of asset retirement obligations	(43,000)	-
Loss (gain) on disposal of assets	4,758	(175,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(200)	(284,188)
Increase in inventories	(141,204)	-
(Increase) decrease in prepaid expenses and other current assets	54,711	(72,447)
Decrease in deposits	-	5,750
Increase in restricted reclamation deposits	(10,000)	-
Increase (decrease) in accounts payable	(83,902)	(150,836)
Increase in accrued expenses – related parties	1,149	25,751
Increase (decrease) in accrued expenses	2,490,037	109,826
Net cash used in operating activities	(1,815,178)	(1,220,979)

Cash flows from investing activities:
Purchase of property and equipment	(2,582,010)	(3,291,280)
Proceeds from disposal of assets	-	175,000
Net cash used in investing activities	(2,582,010)	(3,116,280)

Cash flows from financing activities:
Proceeds from notes payable – related parties	189,500	154,000
Payments of notes payable – related parties	(2,500)	(364,645)
Proceeds from notes payable and long-term debt	4,090,643	8,045,000
Payments of notes payable and long-term debt	(131,383)	(2,241,144)
Net cash provided by financing activities	4,146,260	5,593,211

Net increase (decrease) in cash and cash equivalents	(250,928)	1,255,952
Cash and cash equivalents, beginning of period	252,299	53,210

Cash and cash equivalents, end of period	$ 1,371	$ 1,309,162
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

Basis of Presentation – The interim financial information of the Company as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 is unaudited.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The Company’s consolidated condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  In addition, the Company has experienced delays in the completion of the rebuild of NorthCut’s Well Draw facility and commencement of its operations, requiring additional debt financing and significant interest expense.  As a result, the Company, on a consolidated basis, has a working capital deficit of $18,604,456, an accumulated deficit of $16,916,518 and a total stockholders’ deficit of $6,590,243 at September 30, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing from other sources.  In addition, the Company has formed NorthCut and arranged financing to rebuild and operate its Well Draw Plant.  As of September 30, 2008, the Well Draw Plant was not yet in operation.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.  The Company is currently in default on a $650,000 loan and has significant interest payment obligations in January and February of 2009, which it currently does not have funds to pay.  Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing or refinancing, but no assurances can be given that such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

The note payable – related party of $15,000 at December 31, 2007 consisted of an unsecured note payable to a stockholder, which was repaid in July 2008.  The note payable – related party of $137,000 at September 30, 2008, consisted of a short-term unsecured note payable to the President of the Company, which bears interest at 10%.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses – related parties consisted of accrued interest payable to related parties of $ 1,149 and $29,547 at September 30, 2008 and December 31, 2007, respectively.

Accrued expenses consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Interest	$ 2,809,075	$ 548,247
Bond obligation	25,000	25,000
Payroll and related	260,209	31,000

	$ 3,094,284	$ 604,247

NOTE 6 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Plant construction promissory note, secured by plant and equipment, with interest at 24%, due August 2009	$ 12,800,000	$ 9,400,000
Note payable, secured by building and personal property and assignment of rents, with interest at 24%, currently past due, guaranteed by the President of the Company	650,000	-
Mortgage note payable, secured by office building, with interest at 7%, payable in monthly installments of $5,820 through January 2025	677,754	692,301
Note payable to financing company, secured by vehicle, with interest at 4.9%, payable in monthly installments of $617 through March 2011	17,391	21,680
Note payable to financing company, secured by vehicle, with interest at 6.8%, payable in monthly installments of $539 through September 2013	27,338	-
Note payable to financing company, secured by vehicle, with interest at 5.5%, payable in monthly installments of $567 through September 2010	-	17,318
Note payable to an individual, unsecured, non-interest bearing, past due	100,000	100,000
Other short-term debt	225,175	30,541
Less debt discount	(16,618)	(31,499)

Total	14,481,040	10,230,341

Less current portion	13,793,142	165,110

Long-term portion	$ 687,898	$ 10,065,231

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

NorthCut entered into an amended promissory note dated October 27, 2008 in the amount of $16.2 million (the “Amended Note”) and related documents.  Under the terms of the Amended Note, NorthCut borrowed an additional $3.5 million from Private Capital Group, Inc. (“PCG”) increasing its indebtedness to $16.2 million to Private Capital Group, Inc.  The Company is a guarantor on all $$16.2 million of this indebtedness.

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

Stock option expense related to amortization of the fair value of these options was $13,560 and $354,183 for the three months ended September 30, 2008 and 2007, respectively, and $48,433 and $361,812 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes the stock option activity during the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,000,000	$ 0.20
Granted	160,000	1.16
Exercised	(300,000)	0.17
Expired	-
Forfeited	-

Outstanding at September 30, 2008	860,000	0.39	5.09

Exercisable at September 30, 2008	360,000	0.59	3.20	$ 55,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.40 as of September 30, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2008, future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations totaled $58,709.

During the nine months ended September 30, 2008, options to purchase 160,000 shares of the Company’s common stock were issued to lenders and an employee with exercise prices ranging from $0.70 to $1.40 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	131.50%
Risk-free interest rate	2.35%
Expected life of options	2.88 years

NOTE 8 – EARNINGS (LOSS) PER SHARE

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period.  Options to purchase 860,000 and 1,000,000 shares of common stock were outstanding at September 30, 2008 and December 31, 2007, respectively.  No options were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted average number of common shares
outstanding	17,729,163	16,788,437	17,539,123	16,968,042
Dilutive effect of stock options	-	-	-	-
Weighted average number of common shares
outstanding, assuming dilution	17,729,163	16,788,437	17,539,123	16,968,042

NOTE 9 – COMMON STOCK

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

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2008 and 2007, the Company paid no amounts for income taxes.  During the nine months ended September 30, 2008 and 2007, the Company paid interest expense of $159,333 and $125,464, respectively.

During the nine months ended September 30, 2008, the Company had the following non-cash financing and investing activities:

•

Acquired property and equipment with the issuance of accounts payable of $1,557,806.

•

Acquired property and equipment with the issuance of debt of $26,507.

•

Increased prepaid expenses and other current assets and notes payable and current portion of long-term debt by $200,175.

•

Increased common stock by $465, increased additional paid-in capital by $35,023, decreased note payable – related party by $15,000 and decreased accrued expenses – related parties by $20,488.

•

Increased common stock by $1,500, increased additional paid-in capital by $48,500 and decreased note payable – related party by $50,000.

During the nine months ended September 30, 2007, the Company had the following non-cash financing and investing activities:

•

Increased common stock by $3,385, increased additional paid-in capital by $197,418, decreased notes payable – related parties by $80,275, decreased accrued expenses – related parties by $44,412 and decreased accrued expenses by $76,116.

•

Acquired property and equipment with the issuance of accounts payable of $166,456.

•

Increased accounts payable and decreased long-term debt by $39,700.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

On November 6, 2008, the Company issued 120,000 shares of its restricted common stock valued at $90,000 as compensation to an employee.

Subsequent to September 30, 2008, NorthCut and the Company entered into various amendments and extensions of the NorthCut Plant construction Promissory Note and related agreements.  In connection with these amendments, the operating agreement of NorthCut Refining, LLC was also amended and the Company’s Membership Interest and Percentage Interest in NorthCut were reduced from 75% to 68%.  See Notes 3 and 6 for a more detailed discussion of these subsequent events.

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

Going Concern

The Company’s consolidated condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company suspended a substantial portion of its operations in 2002 and subsequently has not generated revenues sufficient to cover its operating costs.  In addition, the Company has experienced delays in the completion of the rebuild of NorthCut’s Well Draw facility and commencement of its operations, requiring additional debt financing and significant interest expense.  As a result, the Company, on a consolidated basis, has a working capital deficit of $18,604,456, an accumulated deficit of $16,916,518 and a total stockholders’ deficit of $6,590,243 at September 30, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital primarily from debt financing and from the sale of idle property and equipment.  The Company is in the process of arranging other debt and equity financing from other sources.  In addition, the Company has formed NorthCut and arranged financing to rebuild and operate its Well Draw Plant.  As of September 30, 2008, the Well Draw Plant was not yet in operation.  Financing is needed to complete modifications to the Well Draw Plant in order for it to operate at full capacity and to purchase crude oil inventories to commence operations.  The Company is currently in default on a $650,000 loan and has significant interest payment obligations in January and February of 2009, which it currently does not have funds to pay.  Without additional financing and without the Well Draw Plant operating at a successful level of operations, NorthCut and the Company will be in default on their notes payable, and could be forced to shut down or file for bankruptcy protection.  Management is actively seeking additional capital and financing or refinancing, but no assurances can be given that such efforts will be successful, particularly in light of current adverse economic conditions in general.  All of the Company’s and NorthCut’s assets are pledged as collateral on debt.

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

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the three months and nine months ended September 30, 2008 and 2007.

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

Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At September 30, 2008 and December 31, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  At September 30, 2008, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements.  The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses.  As of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

During the three months ended September 30, 2008, revenues were $68,000 compared to revenues of $11,713 for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, revenues were $92,803 compared to revenues of $41,164 for the nine months ended September 30, 2007.  Until the Well Draw Plant is operating, we expect to receive only nominal revenues, which will not cover ongoing operating and debt servicing costs.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues will vary depending on the mix of revenues during the period.  In addition, cost of revenues as a percentage of revenues has been unusually high due to the minimal level of operations, since a portion of these costs are fixed costs.

During the three months ended September 30, 2008, cost of revenues was $8,242 compared to $44,906 for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, cost of revenues was $24,504 compared to $102,539 for the nine months ended September 30, 2007.  Cost of revenues in the current year are lower than cost of revenues in the prior year primarily because of a gain of $43,000 for the reduction of asset retirement obligations in the current year, which was recorded as an offset to cost of revenues.  Cost of revenues also includes accretion expense of $3,928 and $4,318 for the three months ended September 30, 2008 and 2007, respectively, and $12,246 and $12,763 for the nine months ended September 30, 2008 and 2007, respectively.

Plant Start Up Costs

The Company has not yet recognized revenues from NorthCut’s Well Draw facility; however, significant start-up, testing and other operating costs have been incurred in the current year in advance of production.  These costs have been expensed as incurred and totaled $239,175 and $749,166 for the three months and nine months ended September 30, 2008, respectively.

General and Administrative

General and administrative expenses decreased $228,351, or 32%, to $482,402 in the three months ended September 30, 2008, from $710,753 in the three months ended September 30, 2007.  General and administrative expenses increased $159,702, or 16%, to $1,163,689 in the nine months ended September 30, 2008, from $1,003,987 in the nine months ended September 30, 2007.  General and administrative expenses include all direct costs for administrative personnel, stock-based compensation, and all rents, property taxes and utilities for maintaining the Company office.  General and administrative expenses in the current fiscal year have generally increased due to additional administrative expenses related to the start up operations of NorthCut.  However, stock option expense was $361,812 for the nine months ended

September 30, 2007 compared to $48,433 for the nine months ended September 30, 2008, partially offsetting the increase in general and administrative expenses in the current year.

Depreciation

Depreciation expense for the three months ended September 30, 2008 and 2007 was $18,777 and $18,862, respectively, and $58,859 and $56,587 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in depreciation expense in the current year was due to the acquisition of a new vehicle.  Depreciation expense for NorthCut’s Well Draw facility will be recorded when the facility is placed into production.

Interest Expense

Interest expense increased to $889,689 for the three months ended September 30, 2008, compared to $215,694 for the three months ended September 30, 2007, and to $2,505,356 for the nine months ended September 30, 2008, compared to $289,482 for the nine months ended September 30, 2007.  The interest expense increased in the current year primarily due to the NorthCut plant construction financing.

Gain (Loss) on Disposal of Assets

During the nine months ended September 30, 2008, the Company realized a non-cash loss on disposal of a vehicle of $4,758.  During the nine months ended September 30, 2007, the Company received proceeds from the sale of idle assets of $175,000, and recorded a gain on disposal of assets for this amount.

Liquidity and Capital Resources

At September 30, 2008, the Company had current assets of $337,112, including cash of $1,371, and current liabilities of $18,941,568, resulting in a working capital deficit of $18,604,456.  A significant portion of the current liabilities relate to NorthCut plant construction costs payable, short-term debt and accrued interest payable on the NorthCut plant construction financing.  All plant construction financing is recorded as a current liability at September 30, 2008.

At September 30, 2008, the Company had total notes payable and long-term debt of $14,481,040, of which $13,793,142 was reported as a current liability and of which $650,000 is currently past due and in default.  Of this indebtedness, $13,450,000 represented construction financing received by NorthCut and guaranteed by the Company.  The $650,000 note is secured by the Company’s building in Alpine, Utah.

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

Since a fire at the Company’s Well Draw Gas Plant in June 2002, the Company has experienced decreasing revenues and incurred net losses and negative cash flows from operations.  In addition, the Company has experienced delays in the completion and operation of NorthCut’s Well Draw facility, requiring additional debt financing and significant interest expense.  As a result, at September 30, 2008, the Company had an accumulated operating deficit of $16,916,518 and a stockholders’ deficit of $6,590,243.

During the nine months ended September 30, 2008, the Company incurred a net loss of $4,410,875 and used $1,815,178 cash in operating activities.  During the nine months ended September 30, 2007, the Company incurred a net loss of $1,236,431 and used $1,220,979 cash in operating activities.  The increase in cash used in operating activities during the current year was due primarily to the decrease in revenues compared to last year, the increase in plant operating costs, the increase in general and administrative expenses, the increase in inventories, and the reduction in accounts payable in the current year.

During the nine months ended September 30, 2008, net cash used in investing activities was $2,582,010, comprised primarily of cash additions to the NorthCut plant.  During the nine months ended September 30, 2007, net cash used in investing activities was $3,116,280, comprised primarily of cash additions to the NorthCut plant, partially offset by proceeds from the sale of idle assets of $175,000.

Due to decreasing revenues, and prior to the NorthCut financing, the Company has financed its operations primarily from the proceeds of short-term debt and the sale of idle property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $4,146,260, comprised of $189,500 in loans from officers and stockholders of the Company, $3,400,000 from the NorthCut financing, and $690,643 short-term financing from other sources, partially offset by repayment of notes payable – related parties of $2,500 and other debt of $131,383.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $5,593,211, comprised of additional loans from officers and employees of the Company of $154,000, $5,945,000 from the NorthCut financing, $2,000,000 from interim construction financing, and loans from non-related parties of $100,000, partially offset by repayment of related party loans of $364,645 and repayment of non-related party debt and the interim construction financing of $2,241,144.

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

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the nine months ended September 30, 2008.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended September 30, 2008, the Company issued 392,861 shares of its restricted common stock to Timothy G. Williams, 92,861 shares for the repayment of debt of $37,144 and 300,000 shares for stock options exercised through the reduction of debt of $50,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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